Form 10-K
period 1995-04-01
PEACHES ENTERTAINMENT CORP
filed 1995-06-30
CIK 709197

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                       ----------------------------------

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of l934

For the fiscal year ended April 1, 1995              Commission File No. 0-12375


                        PEACHES ENTERTAINMENT CORPORATION
             (Exact name of registrant as specified in its charter)

            Florida                                        59-2166041
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)

     3451 Executive Way, Miramar, Florida                    33025
   (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:    (305) 432-4200

Securities registered pursuant to Section 12(b) of the Act:      None

Securities registered pursuant to Section 12(g) of the Act:

               Common Stock, par value $.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of l934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES     X       NO
                                ---------      ---------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                             YES             NO    X
                                ---------      ---------

The aggregate market value (based on the average high and low, bid and asked prices) of the voting stock held by non-affiliates of the registrant was, as of May 30, 1995, approximately $377,800.

At May 30, l995, the registrant's transfer agent reported as issued and outstanding:

                        19,781,270 Shares of Common Stock

                                     PART I


Item 1.  BUSINESS

         Peaches Entertainment Corporation ("PEC" or the "Company"), a Florida corporation, was incorporated in March, 1982. Its executive offices are located at 3451 Executive Way, Miramar, Florida 33025. Its telephone number is 305-432-4200. PEC is engaged in the operation of retail stores which sell prerecorded music, videos and related products (the "Retail Business") in the Southeastern part of the United States under the name "PEACHES".

         URT Industries, Inc. ("URT"), a Florida corporation, presently owns approximately 87% of PEC's issued and outstanding shares of common stock and all of its issued and outstanding shares of preferred stock and controls PEC. The remaining approximately 13% of PEC's issued and outstanding shares of common stock is owned by non-affiliated persons.

         URT entered into the retail business in November, 1981 and since April, 1982, such business has been operated by PEC.


The Peaches Stores

         The following table sets forth the number of stores which were open at the beginning of the year, which opened during the year, which closed during the year and which were open at the end of the year, with respect to PEC's last five complete fiscal years ended April 1, 1995:


                             1995    1994    1993    1992    1991
                             ----    ----    ----    ----    ----
Number of stores:

   At beginning of period     20      21      22      21      20
   Opened during period        1       0       0       2       2
   Closed during period       (2)     (1)     (1)     (1)     (1)
                              --      --      --      --      --
   At end of period           19      20      21      22      21

         Between April 1, 1995 and the date of this filing, PEC closed two additional stores, leaving, at present, a total of 17 "Peaches" stores (the
"'Peaches' stores") in operation in five states. Such states are Florida (10 stores), Virginia (3 stores), North Carolina (2 stores), South Carolina (1 store) and Alabama (1 store). PEC does not have any present plans to open any additional stores during the 1996 fiscal year.

         PEC leases all but one of its stores. It has options to renew most of its leases for various periods. The utilized space of the stores ranges from approximately 7,000 square feet to approximately 14,000 square feet. Each store either has its own parking area or is located in a shopping center which provides parking.

         Two of the Florida stores, one in Fort Lauderdale and the other in Orlando, are currently leased from the Chairman of PEC and his brother, a former director of PEC. The store in North Miami Beach, Florida is leased from two directors and two children of such former director. See "Certain Relationships and Related Transactions".

         For   information   concerning   real   property   owned  by  PEC,  see
"Properties".


Trademarks

         PEC is the registered owner of and owns nationwide rights to the tradename, service mark and trademark "PEACHES" (the "Trademarks") in connection with the operation of the Retail Business.


Operation of the Peaches Stores

         The "Peaches" stores are all similar in appearance. They have distinct, wood panelled interiors, are decorated in a manner which identifies them as "Peaches" stores and carry a wide selection of prerecorded music as well as recorded and blank video tapes, accessory items and specialty items such as T-shirts and crates. Some stores are free standing and others are contiguous to other stores in shopping centers. At present, each "Peaches" store is managed by an individual director who is responsible for ordering, pricing and displaying merchandise sold in the store, hiring and firing personnel and other matters relating to store administration. PEC has implemented a computerized inventory control system at each of its stores.

         As of May 15, 1995, PEC purchased merchandise from approximately 54 suppliers, among whom the principal ones were BMG, CEMA, PGD, SONY, UNI and WEA. Approximately 77% of the merchandise purchased during the fiscal year ended April 1, 1995 (the "1995 fiscal year") came from such six principal suppliers. Purchases from given suppliers are, to a great extent, determined by which of them are manufacturing or distributing the most popular prerecorded music at a given time. PEC is not obligated to purchase merchandise from any supplier. It has numerous alternate sources of supply for inventory. The loss of any particular supplier would not have a materially negative effect on PEC's results of operations, although in some cases, the expenses would be greater if such alternate sources were utilized. Merchandise is generally delivered directly by suppliers to the stores.

         The usual terms received from suppliers provide for payment to be made within 60 days from the end of the month in which a purchase is made. In addition, PEC normally receives an additional 30 to 120 days to pay for certain purchases during the course of the year. Such terms are usual in the industry.

         Under current industry practice, PEC is able to return merchandise, without limitation, to all suppliers, who charge a slight penalty if returns exceed certain percentages of the dollar amounts of gross purchases. Up to the present time, the suppliers' return policies have not had any adverse effect on PEC's business.

         Advertising in local newspapers and media is determined by consultation between each store director and PEC management. PEC also engages in cooperative advertising with suppliers who pay a portion of the cost. In addition to the director, each "Peaches" store is staffed with managers, cashiers and sales and stock room personnel. The stores are open seven days a week. Based on management's experience to date, retail business sales fluctuate during the year and are generally at their highest levels during the holiday season, i.e., between October and December. During the last three fiscal years, sales between January and March were approximately 24% of total sales for each year; sales between April and June were approximately 23% of total sales; sales between July and September were approximately 22% of total sales; and sales between October and December were approximately 31% of total sales.

Competition

         The retail sale of prerecorded music and video products is highly competitive. There are hundreds of retail stores and department, discount and variety stores and supermarkets which offer such merchandise to the public. PEC's share of the retail market in the Southeastern United States is not significant. Recently, in addition to usual competition, there has been a proliferation of non-traditional music outlets, such as appliance and computer retailers and superbookstores, some of whom have used very aggressive price cutting tactics including selling some products below actual cost in order to attract customers and sell non-music and video products.


Employees

         As of May 5, 1995, PEC employed 339 persons in all capacities. It is not a party to any collective bargaining agreements. Relations with employees have been satisfactory and there have been no work stoppages.


Management Agreement Between URT and PEC

         On April 3, 1994, when the 1995 fiscal year began, a management agreement was in effect between URT and PEC (hereinafter, collectively, the "URT Companies"). Such agreement provided that it would remain in effect through March 30, 1996; that PEC would pay URT an annual fee of 3-1/2% of its net sales, subject to a maximum amount of $1,400,000; that URT would provide PEC with the services of Allan Wolk as president and chairman of PEC; that URT would pay PEC for certain accounting and administrative services performed by PEC at the rate of $39,600 per annum (subject to periodic equitable adjustment depending upon the amount of such services); and that so long as URT and PEC filed consolidated income tax returns, their respective liabilities for such taxes would be equitably apportioned as provided in such agreement. Such agreement was amended as of October 2, 1994 to provide that for the above described services, instead of the compensation described above, PEC would be required to pay URT, in equal weekly installments, a fee of $500,000 during the period from October 2, 1994 through April 1, 1995 and a fee at the rate of $750,000 per annum for the period from April 2, 1995 until March 30, 1996. During both the 1994 and 1995 fiscal years, Mr. Wolk devoted approximately 75% of his working time to the business of PEC. As a result of the above-described arrangements, PEC paid URT a management fee of $1,024,386 for the 1995 fiscal year, as compared to $1,263,010 for the 1994 fiscal year, and URT paid expenses as described above of approximately $39,600 for each of such fiscal years.

Item 2.  PROPERTIES

         PEC's headquarters are located in Miramar, Florida in a building which is leased by PEC. Such building contains a total of approximately 26,000 square feet, approximately 11,000 square feet of which is office space and approximately 15,000 square feet of which is warehouse space.

         PEC owns real property in Mobile, Alabama on which it constructed and operates a "Peaches" store. Such property is subject to a first mortgage. All other "Peaches" stores are leased. For information concerning such other stores operated by PEC, see "Business--The Peaches Stores".

         During the 1995 fiscal year, PEC purchased land in Lafayette, Louisiana, with the intention of constructing a store. However, it subsequently decided not to construct a store and, after the end of such fiscal year, sold the land for an amount approximately equal to its original purchase price.


Item 3.  LEGAL PROCEEDINGS

         In April, 1991, Service Merchandise Company, Inc. ("Service") commenced an action against PEC in the North Carolina General Court of Justice, Superior Court Division, Mecklenburg County, based on PEC's closing of a store which it had leased in Charlotte, North Carolina and its refusal to pay rent with respect to such store from and after February, 1991. Before closing the store, PEC had attempted to sublease it to a subtenant, but Service refused to consent to the sublease. In such action, Service sought a judgment for rent arrears plus its reasonable attorneys' fees and expenses, and for an order requiring PEC to pay the rent required to be paid under the lease through July 31, 1997, less any amounts recovered from a current tenant or any subsequent occupant of such premises. PEC asserted various defenses including the failure of Service to mitigate damages by refusing to consent to the sublease of the premises by PEC to a financially responsible and reputable company. Following a trial in December, 1993, a judgment was issued in favor of Service in February, 1995, for rent due to such date and PEC remains liable under the lease through July 31, 1997. Under such judgment PEC was ordered to pay the sum of $405,460 to plaintiff, which amount was duly paid by PEC to Service in March, 1995.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


                                     PART II


Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

         PEC's Common Stock is quoted by market makers on the over-the-counter market. The following table sets forth the high and low, bid and asked quotations for PEC's common stock for the calendar periods indicated, based on information supplied by the National Quotation Bureau, Incorporated:


                                 Bid Prices         Asked Prices
                                 -----------        ------------
                                 High    Low        High     Low
1993
- ----
    Quarter ended March 31,      1/16    1/16       1/4      1/4
    Quarter ended June 30,       1/16    1/16       1/4      1/4
    Quarter ended Sept. 30,      1/16    1/16       1/4      1/4
    Quarter ended Dec. 31,       1/16    1/16       5/16     1/4

1994
- ----
    Quarter ended March 31,      1/16    1/16       5/16     1/4
    Quarter ended June 30th,     1/16    1/16       5/16     1/4
    Quarter ended Sept. 30,      1/16    .02        5/16     1/8
    Quarter ended Dec. 31,       1/32    .02        9/32     .12

1995
- ----
    Quarter ended March 31,      1/32    1/32       9/32     7/32
    Quarter through May 30,      1/32    1/32       9/32     7/32

         The above over-the-counter quotations represent prices between dealers, do not include retail markups, markdowns or commissions and do not necessarily represent actual transactions.

Dividends

         There has been no payment of dividends on PEC's Common Stock since its inception and payment of dividends on such stock in the future will depend on its earnings and needs. PEC is required to pay dividends on its outstanding shares of preferred stock.


Approximate Number of Equity Security Holders

         The following table indicates the approximate number of holders of record of each class of PEC's common equity securities as of May 30, 1995, based on information supplied by PEC's transfer agent:

                                                 Number of Record
         Title of Class                               Holders
         --------------                          ----------------

Common Stock, $.01 par value                          1,578

Item 6. SELECTED FINANCIAL DATA


        The following table sets forth selected financial data and other operating information of the Company. The selected financial data should be read in conjunction with the financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                     April 1, 1995  April 2, 1994  April 3, 1993(1)  March 28, 1992  March 30, 1991
                                                     -------------  -------------  ----------------  --------------  --------------
Operating Statement Data:
     Net sales                                       $ 31,960,953    36,303,455         37,861,389     35,565,512       35,514,312

     Net income (loss)                                 (1,995,408)     (108,456)           296,426       (328,890)         732,820

     Income (loss) per common share                         (0.10)        (0.01)              0.01          (0.02)            0.03

     Weighted average number of common shares
        outstanding                                    19,781,270    19,781,270         19,781,270     19,781,270       19,781,270

Balance sheet data:
     Working capital                                    2,058,184     3,550,371          3,514,978      2,679,448        2,885,666

     Total assets                                      11,224,889    13,390,533         14,025,154     12,698,325       12,988,122

     Current portion of long-term
        obligations                                       110,028       131,173            174,579        188,524           65,139

     Long-term obligations                                929,654       705,109            836,282      1,010,861          858,117

     Shareholders' equity                               3,890,277     5,945,685          6,114,141      5,877,715        6,266,605

Store data:
     Weighted average square feet of selling
        space                                             130,157       137,145            139,850        145,279          136,473

     Weighted average sales per square foot of
        selling space                                         246           265                271            245              260

     Number of stores open at end of period                    19            20                 21             22               21

There were no cash dividends declared for common stock in any of the periods presented.
(1) Includes 53 weeks of operations.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FISCAL YEAR ENDED APRIL 1, 1995 (1995) COMPARED TO FISCAL YEAR ENDED APRIL 2, 1994 (1994)

Net sales for 1995 decreased 12.0% compared to 1994. Such decrease is attributed to an 8.2% decrease in comparable store sales, and a 3.8% decrease in sales in those stores that opened or closed during 1995 versus 1994.

During the last few years, non-traditional music retailers such as appliance and computer retailers and super bookstores have begun to sell prerecorded music and video products. They have adopted policies of selling music product at near or below wholesale cost as a means of attracting customers to sell other products. During the current fiscal year, the effect of this competition was encountered in some of our markets and will be expanded to some others in the future. The Company has reduced prices which has resulted in lower sales and lower gross profit. The Company believes that it will remain competitive due to its locations, selection of product and superior customer service.

The cost of sales for 1995 was lower than that for 1994 due to the decrease in net sales. Cost of sales as a percentage of net sales has increased from 62.7% in 1994 to 63.7% in 1995 due to a reduction in retail pricing in an effort to meet the increased competition.

Selling, general, and administrative (SG&A) expenses in 1995 decreased 6.3% compared to 1994. Such decrease is attributable to a decrease in comparable store expenses (1.1%), a decrease in store operating expenses of stores that opened or closed during 1995 versus 1994 (2.9%), a decrease in corporate overhead (1.9%), and a decrease in the cost of store openings (0.4%). SG&A expenses, as a percentage of net sales increased from 33.7% in 1994 to 35.8% in 1995 due to the fixed nature of certain expenses and the decrease in net sales in addition to the aforementioned items.

Store closing costs increased in 1995 over 1994 due to the fact that the cost of closing 1 store is included in 1994, and the cost of closing 4 stores is included in 1995.

In 1994, the Company adopted the provisions of Financial Standards No. 109 (SFAS
109) "Accounting for Income Taxes," which established new financial accounting and reporting standards for income taxes. Such adoption resulted in a cumulative adjustment of approximately $74,000 of income which has been reflected in the statement of operations for 1994.

The Company incurred a net loss of approximately $1,995,000 in 1995 versus a net loss of approximately $108,000 in 1994 due to costs of closing 4 stores, the loss on litigation, and the reduction in net sales and gross profit as described above.

FISCAL YEAR ENDED APRIL 2, 1994 (1994) COMPARED TO FISCAL YEAR ENDED APRIL 3, 1993 (1993)

Net sales for 1994 decreased 4.1% compared to 1993. Such decrease is attributed to the fact that 1993 included 53 weeks of operations (1.7%), a decrease in comparable store sales (1.6%), store closings due to inclement weather (0.3%) and a decrease in sales in those stores that opened or closed during 1994 versus 1993 (0.5%).

The cost of sales for 1994 was lower than that for 1993 due to decreased net sales. Cost of sales as a percentage of net sales for both 1994 and 1993 was 62.7%.

Selling, general, and administrative (SG&A) expenses in 1994 increased 1.8% compared to 1993. Such increase is attributable to an increase in comparable store expense (1.9%) an increase in corporate overhead (1.6%), an increase in the cost of store openings (0.8%), offset by a decrease in store expenses that opened or closed during 1994 versus 1993 (1.5%), and a decrease due to the fact that 1993 included 53 weeks of operations (1.0%). SG&A expenses, as a percentage of net sales increased from 31.8% in 1993 to 33.7% in 1994 due to the fixed nature of certain expenses and the decrease in net sales in addition to the aforementioned items.

In 1994, the Company adopted the provisions of Financial Standards No. 109 (SFAS
109) "Accounting for Income Taxes," which established new financial accounting and reporting standards for income taxes. Such adoption resulted in a cumulative adjustment of approximately $74,000 of income which has been reflected in the statement of operations for 1994.

The Company incurred a net loss of approximately $108,000 in 1994 versus net income of approximately $296,000 in 1993 due to the decrease in net sales and an increase in certain SG&A expenses as discussed above, Approximately $55,000 of net income in 1993 is due to the fact that 1993 included 53 weeks of operations.

FISCAL YEAR ENDED APRIL 1, 1993 (1993) COMPARED TO FISCAL YEAR ENDED MARCH 28, 1992 (1992)

Net sales for 1993 increased 6.4% compared to 1992. Such increase is attributable to the fact that 1993 included 53 weeks of operations (1.8%), an increase in comparable store sales (3.8%), and an increase in sales in those stores that opened or closed during 1993 versus 1992 (0.8%).

Cost of sales for 1993 increased compared to 1992 due primarily to increased sales volume as described above. Cost of sales as a percentage of net sales for 1993 (62.7%) was lower than that for 1992 (63.7%) due to the amortization of $131,000 relating to the cost of video cassettes which were test marketed and discounted in 1992.

Selling, general, and administrative (SG&A) expenses for 1993 decreased 0.7% compared to 1992. Such decrease is attributed to a decrease in expenses of comparable stores (3.4%), an increase in expenses of stores opened or closed in 1993 versus 1992 (1.0%), an increase attributable to the fact that 1993 included 53 weeks of operations (1.0%), an increase in corporate overhead (1.2%), and a decrease in expenses incurred in connection with the opening of stores (0.5%). SG&A expenses, as a percentage of net sales decreased from 34.1% in 1992 to 31.8% in 1993 due to the fixed nature of certain expenses and the increase in net sales.

Store closing costs increased in 1993 over 1992 because the costs incurred with the closing of the store due to Hurricane Andrew in 1993 was higher than the negligible cost of closing the store in 1992.

The Company achieved net income of approximately $296,000 in 1993 versus a net loss of approximately $329,000 in 1992 due to the increase in net sales which was partially offset by the increases in certain SG&A expenses as discussed above. Approximately $55,000 of net income in 1993 is due to the fact that 1993 included 53 weeks of operations.

Liquidity and Capital Resources

The Company had working capital of $2,058,184 at April 1, 1995 compared to working capital of $3,550,371 at April 2, 1994 and a current ratio (the ratio of total current assets to total current liabilities) of 1.35 to 1 at April 1, 1995 compared to a current ratio of 1.57 to 1 at April 2, 1994.

The Company has historically maintained a strong cash position and management believes that this will continue in the future.

At April 1, 1995, the Company had long-term obligations of $929,654. Management anticipates that its ability to repay its long-term obligations will be satisfied primarily through funds generated from its operations.

Management believes that the Company has excellent relationships with its banks and suppliers and does not anticipate any significant difficulties in financing operations at current levels.

Management anticipates that cash generated from operations and cash equivalents on hand will provide sufficient liquidity to maintain adequate working capital for operations and the opening of any new stores during the next few years.

Inflation trends have not had an impact upon revenues because increases in costs have been passed along to customers.

The Company's business is seasonal in nature, with the highest sales and earnings occurring in the third fiscal quarter, which includes the Christmas selling season.

The Company has 2,500 shares of $100 par, 11%, Series A Cumulative Preferred Stock and 2,500 shares of $100 par 13%, Series B Cumulative Preferred Stock, issued, and outstanding. On an annual basis, the Company pays dividends of $60,000 to its preferred shareholders based on its dividend requirements.

In July 1995, the Company will be selling its leasehold in a store to the landlord for $325,000.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

KPMG Peat Marwick LLP
     One Biscayne Tower         Telephone 305 358 2300     Telefax 305 577 0544
     Suite 2900
     2 South Biscayne Boulevard
     Miami, FL  33131


                          Independent Auditors' Report


Directors and Shareholders
Peaches Entertainment Corporation
Miramar, Florida:


We have audited the accompanying balance sheets of Peaches Entertainment Corporation as of April 1, 1995 and April 2, 1994, and the related statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended April 1, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Peaches Entertainment Corporation as of April 1, 1995 and April 2, 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended April 1, 1995, in conformity with generally accepted accounting principles.



                                        /s/ KPMG PEAT MARWICK LLP




June 9, 1995

                        PEACHES ENTERTAINMENT CORPORATION

                                 Balance Sheets

                         April 1, 1995 and April 2, 1994

               Assets                                   1995            1994
                                                        ----            ----
Current assets:
     Cash and cash equivalents                       $ 1,537,293      3,610,205
     Inventories                                       5,578,737      5,842,316
     Prepaid expenses and other current assets           289,413        316,521
     Land held for sale (note 9)                         300,000           --
     Refundable income taxes                             257,229         36,000
                                                     -----------    -----------
                   Total current assets                7,962,672      9,805,042

Property and equipment, net (notes 2 and 3)            3,072,869      3,011,842
Deferred income taxes (note 8)                              --          337,321
Other assets                                             189,348        236,328
                                                     -----------    -----------

                                                     $11,224,889     13,390,533
                                                     ===========    ===========

   Liabilities and Shareholders' Equity

Current liabilities:
     Note payable (note 10)                                 --           75,000
     Current portion of long-term
       obligations (note 3)                              110,028        131,173
     Accounts payable                                  4,130,530      4,614,580
     Accrued liabilities (note 4)                      1,663,930      1,433,918
                                                     -----------    -----------
                   Total current liabilities           5,904,488      6,254,671

Long-term obligations (note 3)                           929,654        705,109
Deferred rent                                            500,470        485,068
                                                     -----------    -----------

                                                       7,334,612      7,444,848
                                                     -----------    -----------

Shareholders' equity (note 6):
     Preferred stock, $100 par value;
        50,000 shares authorized;
        5,000 shares issued and outstanding              500,000        500,000
     Common stock, $.01 par value;
        40,000,000 shares authorized;
        20,107,850 shares issued;
        19,781,270 shares outstanding                    201,079        201,079
     Additional paid-in capital                        1,284,471      1,284,471
     Retained earnings                                 1,964,622      4,020,030
                                                     -----------    -----------
                                                       3,950,172      6,005,580

     Treasury stock, 326,580 common shares,
       at cost                                           (59,895)       (59,895)
                                                     -----------    -----------

                   Total shareholders' equity          3,890,277      5,945,685

Commitments and contingencies (note 5)
                                                     -----------    -----------
                                                     $11,224,889     13,390,533
                                                     ===========    ===========


See accompanying notes to financial statements.

                        PEACHES ENTERTAINMENT CORPORATION

                            Statements of Operations

       For each of the years in the three-year period ended April 1, 1995


                                                                               1995                  1994                  1993
                                                                               ----                  ----                  ----
Net sales                                                                  $ 31,960,953            36,303,455            37,861,389
                                                                           ------------          ------------          ------------
Costs and expenses:
     Cost of sales                                                           20,347,493            22,762,742            23,750,684
     Selling, general and administrative expenses                            11,473,660            12,245,048            12,034,086
     Store closing costs                                                        548,701               278,377               229,882
     Loss on litigation (note 5)                                                431,692                  --                    --
     Management fees                                                          1,024,386             1,263,010             1,321,967
                                                                           ------------          ------------          ------------

                                                                             33,825,932            36,549,177            37,336,619
                                                                           ------------          ------------          ------------

               Income (loss) from operations                                 (1,864,979)             (245,722)              524,770
                                                                           ------------          ------------          ------------

Other (expense) income:
     Interest expense                                                           (82,332)              (88,971)             (107,487)
     Interest income                                                             48,891                58,522                69,143
                                                                           ------------          ------------          ------------

                                                                                (33,441)              (30,449)              (38,344)
                                                                           ------------          ------------          ------------

               Income (loss) before provision
                  (benefit) for income taxes
                  and cumulative effect of
                  change in accounting for
                  income taxes                                               (1,898,420)             (276,171)              486,426

Provision (benefit) for income taxes (note 8)                                    96,988               (94,000)              190,000
                                                                           ------------          ------------          ------------

                   Income (loss) before cumulative
                       effect of change in
                       accounting for income taxes                           (1,995,408)             (182,171)              296,426

Cumulative effect of change in accounting for
     income taxes                                                                  --                  73,715                  --
                                                                           ------------          ------------          ------------

               Net income (loss)                                           $ (1,995,408)             (108,456)              296,426
                                                                           ============          ============          ============

Net income (loss) per common share:
     Income (loss) before cumulative effect of
        change in accounting for income taxes                                      (.10)                 (.01)                  .01
     Cumulative effect of change in accounting for
        income taxes                                                               --                    --                    --
                                                                           ------------          ------------          ------------
               Net income (loss) per common share                          $       (.10)                 (.01)                  .01
                                                                           ============          ============          ============

See accompanying notes to financial statements.

                        PEACHES ENTERTAINMENT CORPORATION

                       Statements of Shareholders' Equity

                     For each of the years in the three-year
                           period ended April 1, 1995




                                     Preferred stock       Common stock        Treasury stock     Capital
                                     ----------------  --------------------  -----------------   in excess    Retained
                                      Shares  Amount     Shares     Amount   Shares     Amount     of par     earnings      Total
                                     -------- ------     ------     ------   ------     ------     ------     --------      -----
Balance, March 28, 1992               5,000  $500,000  20,107,850  $201,079  326,580  $(59,895)  1,284,471   3,952,060    5,877,715

     Net income                        --        --          --        --       --        --          --       296,426      296,426

     Payment of preferred
        stock dividend to
        Parent ($0.12 per share)       --        --          --        --       --        --          --       (60,000)     (60,000)
                                      -----  --------  ----------  --------  -------  --------   ---------  ----------   ----------

Balance, April 3, 1993                5,000   500,000  20,107,850   201,079  326,580   (59,895)  1,284,471   4,188,486    6,114,141

     Net loss                          --        --          --        --       --        --          --      (108,456)    (108,456)

     Payment of preferred
        stock dividend to
        Parent ($0.12 per share)       --        --          --        --       --        --          --       (60,000)     (60,000)
                                      -----  --------  ----------  --------  -------  --------   ---------  ----------   ----------

Balance, April 2, 1994                5,000   500,000  20,107,850   201,079  326,580   (59,895)  1,284,471   4,020,030    5,945,685

     Net loss                          --        --          --        --       --        --          --    (1,995,408)  (1,995,408)

     Payment of preferred
        stock dividend to
        Parent ($0.12 per share)       --        --          --        --       --        --          --       (60,000)     (60,000)
                                      -----  --------  ----------  --------  -------  --------   ---------  ----------   ----------

Balance, April 1, 1995                5,000  $500,000  20,107,850  $201,079  326,580  $(59,895)  1,284,471   1,964,622    3,890,277
                                      =====  ========  ==========  ========  =======  ========   =========  ==========   ==========


See accompanying notes to financial statements.

                        PEACHES ENTERTAINMENT CORPORATION

                            Statements of Cash Flows

       For each of the years in the three-year period ended April 1, 1995


                                                                                    1995                1994                1993
                                                                                    ----                ----                ----
Cash flows from operating activities:
     Net income (loss)                                                          $(1,995,408)           (108,456)            296,426
                                                                                -----------         -----------         -----------

     Adjustments to reconcile net income (loss) to
        net cash (used in) provided by operating
        activities:
           Depreciation and amortization                                            559,450             518,240             508,803
           Loss on abandonment of leasehold improvements                               --               141,828                --
           Deferred income taxes                                                    337,321            (133,715)            (32,000)
           Changes in assets and liabilities affecting
               cash flows from operating activities:
                  (Increase) decrease in:
                    Inventories                                                     263,579             188,165            (228,081)
                    Prepaid expenses and other current
                         assets                                                      27,108              58,223             196,604
                    Refundable income taxes                                        (221,229)            (36,000)             94,000
                    Other assets                                                     46,980             (65,985)             (3,974)
                  Increase (decrease) in:
                    Accounts payable                                               (484,050)           (402,842)            828,079
                    Accrued liabilities                                             230,012              30,781             275,870
                    Long-term obligations                                           334,573                --                  --
                    Income taxes payable                                               --               (45,659)             45,659
                    Deferred rent                                                    15,402              51,134             129,319
                                                                                -----------         -----------         -----------

                        Total adjustments                                         1,109,146             304,170           1,814,279
                                                                                -----------         -----------         -----------

                        Net cash (used in) provided by
                            operating activities                                   (886,262)            195,714           2,110,705
                                                                                -----------         -----------         -----------

Cash flows from investing activities:
     Purchases of property and equipment                                           (920,477)           (176,480)            (67,845)
     Involuntary conversion of property and equipment from
        Hurricane Andrew                                                               --                  --               239,380
                                                                                -----------         -----------         -----------

                        Net cash (used in) provided by
                            investing activities                                   (920,477)           (176,480)            171,535
                                                                                -----------         -----------         -----------

Cash flows from financing activities:
     Increase in notes payable                                                         --                75,000                --
     Repayment of note payable                                                      (75,000)               --                  --
     Repayment of long-term debt                                                   (131,173)           (174,579)           (188,524)
     Dividends paid                                                                 (60,000)            (60,000)            (60,000)
                                                                                -----------         -----------         -----------

                        Net cash used in financing
                            activities                                             (266,173)           (159,579)           (248,524)
                                                                                -----------         -----------         -----------


                                                                     (Continued)

                        PEACHES ENTERTAINMENT CORPORATION

                                                                                   1995                 1994                 1993
                                                                                   ----                 ----                 ----

                        Net increase (decrease) in cash
                            and cash equivalents                               $(2,072,912)            (140,345)           2,033,716

Cash and cash equivalents, beginning of year                                     3,610,205            3,750,550            1,716,834
                                                                               -----------          -----------          -----------

Cash and cash equivalents, end of year                                         $ 1,537,293            3,610,205            3,750,550
                                                                               ===========          ===========          ===========


Supplemental disclosures of cash flow information:
   Cash paid (received) during
     the period for:
        Interest                                                               $    82,332               88,971              107,487
                                                                               ===========          ===========          ===========

        Income taxes, net of refunds                                           $   (19,104)              63,651               82,761
                                                                               ===========          ===========          ===========



See accompanying notes to financial statements.

                        PEACHES ENTERTAINMENT CORPORATION

                          Notes to Financial Statements

                 April 1, 1995, April 2, 1994 and April 3, 1993


(1)  Business and Summary of Significant Accounting Policies

     (a)  Business

          Peaches Entertainment Corporation (the "Company") is engaged in the business of retailing prerecorded music, video and accessory items, principally in the southeastern United States.

          The Company is an 87%-owned subsidiary of URT Industries, Inc. (the "Parent").

     (b)  Fiscal Year

          The Company's fiscal year consists of the 52 or 53 weeks ending on the Saturday closest to the end of March. The fiscal years ended April 1, 1995, April 2, 1994 and April 3, 1993 consisted of 52 weeks, 52 weeks and 53 weeks, respectively.

     (c)  Cash Equivalents

          The Company considers highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Cash equivalents totaled approximately $89,000 and $1,819,000 at April 1, 1995 and April 2, 1994, respectively.

          The Company has an agreement to purchase securities overnight under agreements to resell ("repos"). At April 1, 1995 and April 2, 1994, the outstanding repos, included above, approximated $37,000 and $990,000, respectively, which approximated market. The repos are collaterized by U.S. Government and agency securities.

     (d)  Inventories

          Inventories,   comprised  of  compact  discs,  cassettes,  videos  and
          accessories, are stated at the lower of cost (principally average) including freight in, or market.

     (e)  Property and Equipment

          Property and equipment are stated at cost. The assets are depreciated over their estimated useful lives ranging from 5 to 31-1/2 years using both straight-line and accelerated methods. The Company's policy is to retire assets from its accounts as they become fully depreciated.

     (f)  Income Taxes

          The Company files a consolidated income tax return with its Parent. Any applicable tax charges or credits are allocated to the Company on a separate return basis. Provision is made for deferred income taxes which result from certain items of income and expense being reported for tax purposes in periods different than those reported for financial reporting purposes. These items relate principally to the methods of accounting for store leases with future scheduled rent payment increases, inventory and the utilization of different methods of depreciation for financial statement and income tax purposes.


                                                                     (Continued)

                        PEACHES ENTERTAINMENT CORPORATION

                          Notes to Financial Statements



          Effective  April 4,  1993,  the  Company  adopted  the  provisions  of
          Financial Accounting Standards Board's SFAS No. 109, Accounting for Income Taxes and has reported the cumulative effect of that change in the method of accounting for income taxes in the statements of operations. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     (g)  Income (Loss) Per Common Share

          Income  (loss) per common  share was  computed by dividing  net income
          (loss) after deducting preferred dividend requirements by the weighted average number of common shares outstanding during the years. The weighted average number of common shares outstanding was 19,781,270 for the years ended April 1, 1995, April 2, 1994 and April 3, 1993.

     (h)  Store Closing Costs

          Store closing costs are recorded in the period the Company decides to close the store. Such costs include the book value of abandoned leasehold improvements, provision for the present value of future lease obligations, less estimated sub-rental income as well as other costs incident to the store closing.

     (i)  Reclassifications

          Certain amounts in the 1994 and 1993 financial statements have been reclassified to conform with the 1995 presentation.

(2)  Property and Equipment

     Property and equipment consist of the following at April 1, 1995 and April 2, 1994:

                                                         1995           1994
                                                         ----           ----
Land                                                 $   395,570        395,570
Building                                                 538,093        538,093
Leasehold improvements                                 3,356,279      3,063,957
Furniture and equipment                                1,587,697      1,504,660
Building under capitalized lease (note 3)                206,964        206,964
                                                     -----------    -----------
                                                       6,084,603      5,709,244
Less accumulated depreciation and amortization        (3,011,734)    (2,697,402)
                                                     -----------    -----------

                                                     $ 3,072,869      3,011,842
                                                     ===========    ===========


                                                                     (Continued)

                        PEACHES ENTERTAINMENT CORPORATION

                          Notes to Financial Statements




(3)  Long-term Obligations

     Long-term obligations consists of the following at April 1, 1995 and April 2, 1994:

                                                           1995         1994
                                                           ----         ----
            Capital lease obligation, due in
               monthly installments of $3,382,
               including interest at 17.5%; final
               payment due March 2005                   $  191,096      197,605

            Mortgage payable, due in equal
               installments of $2,981 per month,
               including interest at prime plus
               0.5%; collateralized by the
               mortgaged property with depreciated
               cost of $836,297; final balloon
               payment of $427,500 due September 1997      514,013      549,788

            Lease obligation on closed store, net
               of sublease rentals, including
               interest at 10%, payable in monthly
               installments until November 2004            334,573         --

            Note payable, with interest at 10%;
               repaid December 1994                           --         88,889
                                                       -----------  -----------
                                                         1,039,682      836,282

            Less current portion                          (110,028)    (131,173)
                                                       -----------  -----------
                                                        $  929,654      705,109
                                                       ===========  ===========


     The capital lease pertains to the building portion of property owned by one director and one former director. The rent expense on the land portion of this lease was $99,000 for each of the years in the three-year period ended April 1, 1995.

     The following represents future minimum lease payments under the capital lease obligation:

                    Fiscal year                            Amount
                    -----------                            ------
                       1996                               $ 40,600
                       1997                                 40,600
                       1998                                 40,600
                       1999                                 40,600
                       2000                                 40,600
                    Thereafter                             202,760
                                                          --------

      Total minimum lease payments                         405,760

      Less amount representing interest                    214,664
                                                          --------

      Present value of minimum lease payments             $191,096
                                                          ========



                                                                     (Continued)

                        PEACHES ENTERTAINMENT CORPORATION

                          Notes to Financial Statements



     Maturities   of  long-term   obligations,   excluding   the  capital  lease
     obligation, to maturity, are as follows:

                        Fiscal year                   Amount
                        -----------                   ------
                            1996                     $102,284
                            1997                      519,818
                            1998                       37,639
                            1999                       32,968
                            2000                       35,021
                         Thereafter                   120,856
                                                     --------
                                                     $848,586
                                                     ========

     In addition, the Company has a standby letter of credit of $64,800 available to a landlord that was not drawn upon as of April 1, 1995. The letter of credit is fully collateralized by a certificate of deposit, which is included in other assets.

(4)  Accrued Liabilities

     Accrued liabilities consist of the following at April 1, 1995 and April 2, 1994:

                                                          1995         1994
                                                          ----         ----

        Gift certificate and credit slip liability     $  484,501      426,547
        Other                                           1,179,429    1,007,371
                                                       ----------    ---------
                                                       $1,663,930    1,433,918
                                                       ==========    =========

(5)  Commitments and Contingencies

     (a)  Leases

          The Company is a lessee under  various  operating  leases,  several of which provide for percentage rent. An insignificant amount of percentage rent was incurred in each of the years in the three-year period ended April 1, 1995. Most of the leases contain renewal options.

          The aggregate minimum rental commitments under all noncancelable operating leases are as follows:

                       Fiscal year                  Amount
                       -----------                  ------

                          1996                    $1,781,240
                          1997                     1,664,207
                          1998                     1,543,502
                          1999                     1,340,440
                          2000                     1,181,966
                       Thereafter                  5,799,015
                                                  -----------
                                                  $13,310,370
                                                  ===========




                                                                     (Continued)

                        PEACHES ENTERTAINMENT CORPORATION

                          Notes to Financial Statements




          Rental expense under noncancelable operating leases, included in selling, general and administrative expenses in the accompanying statements of operations amounted to $2,367,765, $2,531,000 and $2,559,000, respectively, for each of the years in the three-year period ended April 1, 1995.

          Rental expense on two stores owned by two directors and/or their relatives was $234,000 for each of the years in the three-year period ended April 1, 1995.

     (b)  Legal Matters

          The Company has been party to a lawsuit involving the Company's closing of a store which it had leased in Charlotte, North Carolina and its refusal to pay rent with respect to such store from and after February, 1991. In February 1995, the court entered a judgment ordering the Company to pay the sum of $405,460 to plaintiff. The Company recorded a charge to operations for the year ended April 1, 1995 related to the loss on such litigation and paid such amount in March 1995.

     (c)  Employment Agreement

          As amended October 1, 1994, the Company entered into an amended and restated employment agreement (the agreement) with an officer which expires September 30, 1996 unless sooner terminated. The average annual base compensation under such agreement is approximately $242,000. The Company also agreed to engage the officer as a consultant during the period from the date immediately following the period of employment until September 3, 2005, with average annual base compensation of approximately $81,000. The employment agreement provides such officer with the use of an automobile, full medical coverage and reimbursement for life insurance policies.

     (d)  Management Agreement

          For the year ended April 3, 1993, the Company paid management fees to its Parent ("URT") for specified corporate services at the rate of 3.5% of net sales and certain expenditures of URT. The management fee agreement was in effect until March 28, 1993.

          On March 29, 1993, the Company entered into a management and intercorporate agreement with URT whereby (i) the Company was required to pay URT an annual fee of 3.5 percent of its net sales, subject to a maximum amount of $1,400,000; (ii) URT was required to provide the Company with the services of the person who is the president and chairman; (iii) URT was required to pay the Company for certain accounting and administrative services performed by the Company at the rate of $39,600 per annum (subject to periodic equitable adjustment depending upon the amount of such services); and (iv) so long as URT and the Company filed consolidated income tax returns, their respective liabilities for such taxes would be equitably apportioned as provided in such agreement.



                                                                     (Continued)

                        PEACHES ENTERTAINMENT CORPORATION

                          Notes to Financial Statements


          The March 29, 1993 agreement was amended to provide that for the above described services, instead of the compensation described above, the Company would be required to pay URT $500,000 from October 1, 1994 through April 1, 1995 and $750,000 from April 2, 1995 until March 30, 1996.

(6)  Shareholders' Equity

     For each of the years in the three-year period ended April 1, 1995, the Company had 2,500 shares of $100 par, 11%, Series A Cumulative Preferred Stock and 2,500 shares of $100 par, 13%, Series B Cumulative Preferred Stock authorized, issued and outstanding. The Company can issue up to 50,000 shares of preferred stock, and the directors have the authority to issue such shares in one or more additional series. Each share of Series A and Series B Cumulative Preferred Stock is entitled to one vote and has the same voting powers as the common stock, except that all matters on which the vote of shareholders is required must, in order to be approved, receive the requisite vote of either (i) both the Series A and Series B, voting as separate classes or (ii) the common stock and either the Series A or Series B, voting as separate classes. The shares of Series A stock may be convertible into shares of the Company's common stock upon the holders' compliance with certain surrender and notice provisions. The conversion price should be the higher of (a) the market value of a share of common stock or (b) the net worth per share of common stock of the Company as of the date of the most recent balance sheet filed with the Securities and Exchange Commission prior to the conversion date. In no event shall the conversion price be less than $.10 per share. The liquidating value for both the Series A and Series B shares is par value plus all accrued and unpaid dividends.

(7)  Pension Plan

     Effective September 15, 1994, the Company decided to curtail its noncontributory defined benefit plan which it had maintained with its Parent. As a result of this curtailment all future benefit accruals were eliminated and accrued benefits became fully vested.

     The following table sets forth the plan's funded status at April 1, 1995 and April 2, 1994:

                                                                                   1995         1994
                                                                                   ----         ----
            Actuarial present value of benefit obligations:
                 Accumulated benefit obligation, including vested benefits of
                    $833,486 in 1995 and $679,896 in 1994                       $(833,486)    (699,785)
                                                                                =========    =========

                 Projected benefit obligation for service rendered to date       (833,486)    (946,487)
            Plan assets at fair value                                             852,982      931,885
                                                                                ---------    ---------

            Plan assets less than projected benefit obligation                     19,496      (14,602)

            Unrecognized amounts:
                 Net (gain) loss                                                   19,033      (68,573)
                 Prior service costs                                                 --         24,282
                 Obligation at transition                                            --         52,768
                                                                                ---------    ---------

                      Accrued  pension costs                                    $  38,529       (6,125)
                                                                                =========    =========


                                                                     (Continued)

                        PEACHES ENTERTAINMENT CORPORATION

                          Notes to Financial Statements



     Net pension cost for each of the years in the three-year period ended April 1, 1995 included the following components:

                                                                     1995         1994          1993
                                                                     ----         ----          ----

               Service cost - benefits earned during the period   $  13,330      128,990      125,369
               Interest cost on projected benefit obligation         83,137       62,124       48,453
               Actual return on plan assets                         (43,011)     (50,905)     (17,980)
               Net amortization and deferral                         (9,854)       1,022      (32,884)
                                                                  ---------    ---------    ---------

                         Net periodic pension cost                $  43,602      141,231      122,958
                                                                  =========    =========    =========

     The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 5.75% and 8.0% and 0% and 4.5%, as of April 1, 1995 and April 2, 1994, respectively. The expected long-term rate of return on assets was 7.0%.

(8)  Income Taxes

     The provision (benefit) for income taxes consists of:

                                           1995           1994           1993
                                           ----           ----           ----
              Current:
                   Federal              $(240,333)       (36,000)       203,000
                   State                     --             --           19,000
                                        ---------      ---------      ---------
                                         (240,333)       (36,000)       222,000
              Deferred:
                   Federal                291,834        (58,000)       (40,000)
                   State                   45,487           --            8,000
                                        ---------      ---------      ---------
                                          337,321        (58,000)       (32,000)
                                        ---------      ---------      ---------
                                        $  96,988        (94,000)       190,000
                                        =========      =========      =========

     Reasons for differences between income tax expense (benefit) and the amount computed by applying the statutory federal income tax rate of 34% to pretax income (loss) were:

                                                                  1995          1994        1993
                                                                  ----          ----        ----
            Income tax (benefit) at applicable statutory tax
                 rate of income before income taxes            $(645,000)     (94,000)     167,000
            Add:
                 State income tax expense (benefit), net of
                    Federal benefit                              (79,000)        --         18,000
                 Change in valuation allowance                   811,258         --           --
                 Other                                             9,730         --          5,000
                                                               ---------    ---------    ---------
            Income tax provision (benefit) for the year        $  96,988      (94,000)     190,000
                                                               =========    =========    =========


                                                                     (Continued)

                        PEACHES ENTERTAINMENT CORPORATION

                          Notes to Financial Statements



     Deferred income tax benefit resulting from timing differences in the recognition of revenue and expense for tax and financial purposes for the year ended April 3, 1993 were as follows:

                                                                          1993
                                                                          ----
            Book over (under) tax depreciation on
               property and equipment                                  $ (1,000)
            Capitalization of inventory costs                            (2,000)
            Excess of book over tax rent expense                         53,000
            State tax benefit                                           (14,000)
            Other                                                        (4,000)
                                                                       --------
                                                                       $ 32,000
                                                                       ========

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at April 1, 1995 and April 2, 1994 are presented below.

                                                                            1995         1994
                                                                            ----         ----
           Deferred tax assets:
                Inventories, principally due to additional costs
                   capitalized for tax purposes                          $  50,051       47,500
                Property and equipment, net, principally due to
                   differences in depreciation                             187,037      138,811
                Accrued rent, principally due to accrual for financial
                   reporting purposes                                      202,758      179,474
                Provision for store closings                               208,114         --
                NOL carryforward                                           126,026         --
                Other                                                       89,272       23,536
                                                                         ---------    ---------
                          Total gross deferred tax assets                  863,258      389,321

                          Less valuation allowance                        (863,258)     (52,000)
                                                                         ---------    ---------
                          Net deferred tax assets                        $    --        337,321
                                                                         =========    =========


     At April 1, 1995, the Company has a net operating loss carryfoward for federal income tax purposes of $126,026 which is available to offset future federal taxable income, if any, through 2010.

     A valuation allowance is provided to reduce deferred tax assets to a level which, more likely than not, will be realized. The net deferred assets reflect management's estimate of the amount which will be realized from future profitability which can be predicted with reasonable certainty.

(9)  Sale of Land

     On May 17, 1995, the Company sold an unimproved parcel of land in Lafayette, Louisiana. As of April 1, 1995, the net book value of the land approximated the sales price.



                                                                     (Continued)

                        PEACHES ENTERTAINMENT CORPORATION

                          Notes to Financial Statements




(10) Store Closings

     During 1993, the Company closed the Cutler Ridge, Florida store which was destroyed by Hurricane Andrew and entered into an agreement with the landlord to terminate the lease. The costs associated with the closing are included in store closing costs for the year ended April 3, 1993.

     During 1994, the Company closed the Aventura, Florida store and entered into an agreement to terminate the lease. The costs associated with the closing are included in store closing costs for the year ended April 2, 1994. As part of the agreement to terminate the lease, the Company executed a note to the former landlord in the amount of $75,000 payable in twelve monthly installments through March 1995.

     The  Company   recorded  a  charge  relating  to  four  store  closings  of approximately $595,500 for the year ended April 1, 1995. The charge includes the write-off of leasehold improvements, loss incurred due to the present value of future lease obligations, less estimated sub-rental income and other costs incident to the store closings, offset by approximately $47,000 of deferred rent.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The directors and executive officers of PEC are:

         Name                  Position                    Age
         ----                  --------                    ---

     *Allan Wolk         Chairman of the Board,
                           President, Chief
                           Executive Officer and
                           Director                         57

     *David Jackowitz    Executive Vice-President,
                           Treasurer and Director           54

     *Ann Krouse         Director                           48

     *Brian Wolk         Vice-President and Director        29

     *Jason Wolk         Vice-President and Director        27


     Allan Wolk has been the Chief Executive Officer and a director of PEC since its formation in 1982. He has also been the Chief Executive Officer of URT since its formation. He has been engaged in the prerecorded music business for more than 35 years, principally in the rack merchandising and retail segments thereof.

     David Jackowitz has been the Executive Vice-President and a director of PEC since its formation. He was employed by URT from 1970 to 1991, when he became an employee of PEC. He has been the President of URT since 1978. Prior to his employment by URT, he was principally engaged as a certified public accountant.



- ----------

* Each of the indicated individuals is also a director of URT and, except for Ann Krouse, an executive officer of URT.

         Brian Wolk, an attorney, has been employed by the URT Companies in various capacities and at various times since 1982 and has been employed by them, full time, since 1992. He has been a director of URT and PEC since 1994 and a vice-president of both companies since June of 1995.

         Jason Wolk, a certified public accountant, has been employed by the URT Companies in various capacities and at various times since 1983 and has been employed by them, full time, since 1994. Prior to his full time employment by the URT Companies, he had been employed as an accountant by KPMG Peat Marwick. He has been a director of URT and PEC since 1994 and a vice-president and the secretary of both companies since June of 1995.

         Ann Krouse has been a director of PEC since February, 1983. She has been Executive Vice-President of Educational Communications, Inc., an unaffiliated company, which is a biographical publisher in Illinois, for more than five years.

         Ann Krouse is Allan Wolk's sister. Brian Wolk and Jason Wolk are his sons.

         The term of office of each director continues until the next meeting of the stockholders and until his or her successor is elected. Mr. Wolk and Mr. Jackowitz have employment agreements with URT and PEC, respectively (See "Executive Compensation--Employment Contracts"). Under the management agreement referred to above, PEC has the right to use the services of Mr. Wolk. (See "Business--Management Agreement Between URT and PEC").


Item 11. EXECUTIVE COMPENSATION

         The following table sets forth compensation paid or accrued by PEC for services rendered in all capacities to it during the 1995 fiscal year and the two prior fiscal years to (i) PEC's chief executive officer ("CEO") and (ii) each of the other most highly compensated executive officers of PEC whose cash compensation exceeded $100,000.

Summary Compensation Table

                                                   Annual Compensation                 Long Term Compensation
                                           ------------------------------------   ---------------------------------
                                                                                         Awards            Payouts
                                                                                  ----------------------   --------
                                                                                                           Long
                                                                                                Options/   Term
                                                                      Other                     Stock.     Incen.      All
                                                                      Annual      Restricted    App.       Plan        Other
Name and                        Fiscal      Salary         Bonus      Compensa-     stock       Rights     Pay-outs    Compensa-
position                        Year        ($)            ($)        tion($)     award(s)($)   (#)        ($)         tion($)
- --------                        ----        ------         -----      ---------   -----------   --------   --------    ---------
Allan
Wolk,                           1995        -0-(1)         -0-        -0-(1)         -0-        -0-        -0-           -0-
Chairman                        1994        -0-(1)         -0-        -0-(1)         -0-        -0-        -0-           -0-
& CEO                           1993        -0-(1)         -0-        -0-(1)         -0-        -0-        -0-           -0-


David                           1995        289,897        -0-            (3)        -0-        -0-        -0-           -0-
Jackowitz,                      1994        326,889        -0-        33,646(2)      -0-        -0-        -0-           -0-
Exec                            1993        316,384        -0-            (3)        -0-        -0-        -0-           -0-
Vice-Pres.
& Treas.

- ----------
(1) Mr. Wolk is employed and compensated under an employment agreement with URT which continues in effect until March 31, 2000. PEC receives the services of Mr. Wolk under the Management Agreement. (See
      "Business--Management Agreement Between URT and PEC").

(2) Includes life insurance premiums ($23,494 in fiscal 1994) and amounts credited to Mr. Jackowitz under his employment agreement against monthly payments owed by him to URT under a promissory note and a stock purchase agreement, all as described below.

(3) Pursuant to applicable rules, information is not included with respect to annual compensation which does not exceed the lesser of $50,000 or 10% of the salary and bonus reported for the named executive officer.

Employment Contracts

         When the 1995 fiscal year began, Mr. Jackowitz was employed by PEC under an employment agreement dated as of March 31, 1992. Effective October 1, 1994, PEC and Mr. Jackowitz entered into a new employment agreement which is presently in effect. Under his 1994 Agreement, Mr. Jackowitz' employment period will expire on September 30, 1996 instead of September 30, 2000, the expiration date of his 1992 Agreement (although PEC has the right under the 1994 Agreement to terminate his employment at any time after September 30, 1995). Thereafter, he is required to act as a consultant to the URT Companies until September 3, 2005 concerning company matters but is not required to spend more than ten hours per month in doing so. Mr. Jackowitz' 1994 Agreement reduced the annual rate of his base salary to $258,833 for the period from October 1, 1994 through March 31, 1995, and to $225,000 for the period from April 1, 1995 to September 30, 1996 (while his employment continues) as compared to a base salary at the annual rate of $309,490 together with cost of living increases based on increases in the consumer price index and proportional adjustments in compensation based on increases in U. S. individual income tax rates, which were provided for in the 1992 Agreement. The 1994 Agreement also provided that Mr. Jackowitz is entitled to a credit as additional compensation in the amount of $471 per month (as opposed to $846 per month under the 1992 Agreement) except (as had also been provided under the 1992 Agreement) that if he died or became disabled during the term of his employment agreement, all such credits (in such reduced amount) which he would have received if he had survived and not become disabled would be accellerated to the date of death or disability. Such credits are required to be paid both during his employment and consulting periods until the promissory notes against which they are to be applied have been paid in full. Such credits represent monthly amounts which are payable by him under certain promissory notes. The credits under the 1992 Agreement had also been applied against his obligations under a stock purchase agreement described below.

         Mr. Jackowitz' 1994 Agreement retained provisions which were in his 1992 Agreement requiring PEC, during his period of employment, to furnish him with an automobile, reimburse him for business expenses including socially related business expenses incurred by him, and provide him with hospital and medical benefits while he is employed by PEC.

         Mr. Jackowitz' 1994 Agreement also provides that during the first twelve months of the consulting period, Mr. Jackowitz will be compensated at the rate of $213,000 per annum and during each year of the balance of the consulting period at the rate of $65,000 per annum, provided, however, that if the consulting period should commence before October 1, 1996, other than as a result of death, voluntary resignation or conviction of a crime involving any act of dishonesty which was intended to harm the URT Companies, his compensation during the consulting period would be at the rate of $225,000 per annum during the first year, $125,000 during the second year, and $65,000 per annum during the balance of the consulting period. If Mr. Jackowitz is unable to perform his consulting services as a result of sickness, accident or other cause outside of his control, PEC is still obligated under his 1994 Agreement to continue to pay him the compensation required to be paid during the consulting period.

         The 1994 Agreement further provides that during the consulting period, PEC will use its best efforts to cause Mr. Jackowitz and his wife to be included in PEC's health insurance plan, as in effect at the time of the end of his employment period and, in such event, PEC will be required to pay for the cost thereof but not to exceed $485 per month; but that if they are unable to be included, PEC will be responsible for the cost incurred by Mr. Jackowitz for such purpose up to $485 per month; and that PEC will also pay him $500 per month to pay for the costs of any automobile which is used by him during the consulting period.

         In his 1992 Agreement, PEC was required to pay or reimburse Mr. Jackowitz for the premiums on term or other life insurance coverage to be selected by PEC and payable to his designee in the amount of $1,000,000 if he died before age 70 and $750,000 if he died after age 70. The 1994 Agreement provides that from and after January 1, 1995, PEC is no longer required to do so but that on the first days of January during 1995 through 2000, it will pay to him as additional compensation, the amount of $10,000 per annum to enable him to obtain a policy of life insurance on his life from any insurance company which he selects.

         The 1994 Agreement also provides that during the consulting period or any period during which he is disabled, as above described, Mr. Jackowitz will not own or operate or work for any company which owns or operates any retail stores which sell pre-recorded audio products or divulge any information relating to PEC's finances, leases, properties, personnel or manner in which it conducts business.


Compensation Committee Interlocks and Insider Participation

         PEC does not have a compensation committee or other board committee performing equivalent functions. During the last completed fiscal year, all deliberations concerning executive officer compensation or any other arrangements between

PEC and any executive officers were conducted by PEC's full board of directors, provided, however, that no director voted on compensation payable to him as an executive officer or any other arrangement between him and PEC, except for certain changes in the manner of funding life insurance coverage for Mr. Jackowitz which is required to be provided under his employment agreement, as above described.


Pension Plan

         The URT Companies had adopted a defined benefit pension plan and trust (the "Pension Plan") effective April 1, 1985. Such Plan was amended during the 1995 fiscal year to provide that no present or future employee of the URT Companies who was not a participant in the Pension Plan on September 9, 1994 was eligible to become a participant in the Pension Plan, and that effective as of September 14, 1994, no further accrual of benefits would be made under the Plan except to the extent, if any, that such accruals were required by law. In March of 1995, the URT Companies decided to terminate the Pension Plan effective May 12, 1995 and will file documents with the Internal Revenue Service for such purpose. Upon receiving an appropriate determination letter from the Internal Revenue Service or the expiration of the period in which the Pension Benefit Guaranty Corporation can issue a notice of non-compliance, whichever is sooner, the assets of the Pension Plan will be distributed to Pension Plan participants. Interests in the Pension Plan have been computed on the basis of compensation and service.

         As a result of the termination of the Pension Plan, the following officer will be entitled, at age 65, to receive a single life annuity, payable monthly, in the following annual amount:

           Name of Individual         Annual Amount
           ------------------         -------------

           David Jackowitz             $48,921.60



Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          As of May 30, 1995, URT owned 17,213,370 shares of PEC Common Stock, constituting approximately 87% of the issued and outstanding shares of such Common Stock, and all of PEC's issued and outstanding shares of Series A Preferred Stock and Series B Preferred Stock. All of such shares of PEC stock are owned directly with voting and investment power.

          As set forth in the following table, Allan Wolk and members of his immediate family own approximately 29% of URT's Class A common stock and approximately 58% of URT's Class B common stock. The two classes of URT's common stock are identical except that each class votes separately so that all matters requiring the vote of stockholders require the approval of both classes of common stock voting as separate classes. By reason of such ownership and his position as Chairman of URT and Chairman and President of PEC, Mr. Wolk may be deemed to have effective control of PEC.

         The following table contains information concerning the number of shares of each class of URT's common stock which was owned by each person who, on May 30, 1995, owned, beneficially, more than 5% thereof, and the number of shares of each class of such stock owned beneficially, directly or indirectly, by each executive officer and director and by all directors and executive officers as a group on such date:

                                       Amount & Nature
                                        of Beneficial    Percent
Title of Class         Name               Ownership      of Class
- --------------         ----            ---------------   --------

Class A Common     Executive Officers
Stock, par value    and Directors
$.01 per share     ------------------
                   Allan Wolk           3,194,186(1)(5)     28.5%

                   David Jackowitz        245,850            2.2%

                   Lawrence Strauss
                   and Allan Wolk,
                   as Trustees             33,072(2)(5)        *

                   Ann Krouse              12,096(4)           *

                   Brian Wolk              12,980(6)           *

                   Jason Wolk              17,480(6)           *

                   All officers and
                   directors as a
                   group (5 persons)    3,515,664           31.4%

                                       Amount & Nature
                                        of Beneficial    Percent
Title of Class         Name               Ownership      of Class
- --------------         ----            ---------------   --------

                   Other
                   -----
                   Scorpio Music, Inc.
                   P. O. Box A
                   Trenton, N.J. 08691  1,195,800(7)        10.7%


Class B Common     Executive Officers and Directors
Stock, par value   --------------------------------
$.01 per share     Allan Wolk             786,654(3)(5)     57.6%

                   David Jackowitz          7,922              *

                   Ann Krouse               3,024(4)           *

                   All officers and
                   directors as a
                   group (3 persons)      797,600           58.4%


- ----------
(1) Includes 3,150,786 shares owned by Allan Wolk, 25,920 shares owned by his wife and 17,480 shares held by him for his daughter.
(2) Such shares are held by Lawrence Strauss and Allan Wolk as trustees for the benefit of children of Sheffield Wolk, Mr. Wolk's brother.
(3) Includes 780,174 shares owned by Allan Wolk and 6,480 shares owned by his wife.
(4) Includes 3,456 shares of Class A Stock and 864 shares of Class B Stock owned by Paul Krouse, husband of Ann Krouse.
(5) Allan Wolk has renounced all voting and investment power with respect to those shares of URT which are held by him for his children and those which are held by a trust for the benefit of children of Allan Wolk's brother. All such powers as trustee are exercised exclusively by the co-trustee. Each director believes that his or her spouse will vote the shares owned by him or her in favor of proposals which he or she favors. However, each of such directors disclaims beneficial ownership of any shares owned by his or her spouse or held for the benefit of his children or others.
(6) Such shares are held in the name of Allan Wolk, as custodian, but are not included under the shares listed as beneficially owned by Allan Wolk.

(7) Based on information supplied by URT's transfer agent. Does not include 160,000 shares reported in a Schedule 13D, dated June 14, 1989, as owned by John T. Gervasoni, Scorpio's president and 100% shareholder, as to which no confirmation of ownership has been made by URT's transfer agent.
(*)  Less than one percent.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         As a result of their purchase in 1983 from an unaffiliated third party seller, Allan Wolk and his brother, Sheffield Wolk, a former director of URT, are the owners of the land and building on which the PEC store in Fort Lauderdale, Florida, is located. Such property was and continues to be subject to a lease with PEC as tenant, which had been negotiated by the prior owner. During the 1995 fiscal year, PEC made and paid for certain renovations to the premises. Based on the provisions of the lease, the owners agreed to be responsible for $26,225 of such cost which, with interest, is being deducted by PEC over a period of 36 months.

         In September, 1984, PEC entered into a long term lease with the mother of Allan Wolk, Sheffield Wolk and Ann Krouse, of premises owned by her in North Miami Beach, Florida (the "North Miami Beach lease"). It was approved by disinterested directors. As a result of her death, the premises are now owned by Allan Wolk (one-third interest), Ann Krouse (one-third interest), and two children of Sheffield Wolk, each of whom has a one-sixth interest. The lease term commenced on September 1, 1984 and is for a period of twenty years with two additional five year terms. The lease is a triple net lease. The rental consists of a net minimum rent plus 5% of net sales in excess of $1,400,000 up to $1,800,000 and 2-1/2% of net sales in excess of $1,800,000. The net minimum rent during the first five years of the term was $95,000 per annum. There are annual increases in such minimum rent, before the adjustments described below, of $10,000 during each of the next three five year periods and annual increases of $7,500 during each of the last two five year periods.

         In October, 1990, the North Miami Beach lease was amended for the purpose of including within the demised premises an adjoining parking area which is also owned by the owners of the store site. Such adjoining parking area was required by PEC for the purpose of complying with applicable zoning requirements. As a result of the inclusion of such adjoining parking area in the demised premises covered by the existing lease, PEC agreed to pay additional annual net minimum rent ranging from $9,000 in the first four years (commencing as of September 1, 1990) to $14,000 in the final five years covered by the amendment to such lease. The amendment was also approved by disinterested directors.

         In December, 1984, PEC entered into a long-term lease with Allan Wolk and Sheffield Wolk for premises owned by them in Orlando, Florida. The lease term commenced in December, 1984, and is for a period of twenty years with two additional five year terms. The lease is a triple net lease. The lease provides for a net minimum rental rate of $125,000 per annum from the rental commencement date through March 31, 1985; a rate of $140,000 per annum during the following five year period; a rate of $145,000 per annum during the next five year period; a rate of $160,000 during the next five year period; and increases of $5,000 during every five year period thereafter. Notwithstanding the foregoing, commencing with the sixth rental year, if net sales at the store during any rental year are less than $1,800,000, the annual net minimum rental rate for such year will be the same as that which had been in effect during the preceding five year period. The lease was approved by disinterested directors.

         Management believes that the terms of such North Miami Beach and Orlando leases are as reasonable as those which could have been obtained from unaffiliated third parties.

         In April, 1989, PEC's board of directors authorized PEC to enter into agreements with its officers and directors under which directors and officers would be entitled to be indemnified by PEC and have their expenses advanced to them in the event of any claim against them in their capacities as officers and directors. On or about May 22, 1989, such agreements were entered into with all who were then officers and directors of PEC.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) The following documents are filed as part of this report.

                                                                      Page
                                                                      ----
         1.   Consolidated Financial Statements                        14

              Independent Auditors' Report

              Peaches Entertainment Corporation
              Financial Statements:

                Balance sheets as of April 1, 1995 and
                April 2, 1994.                                         15

                Statements of operations for each of
                the years in the three year period
                ended April 1, 1995.                                   16

                Statements of shareholders' equity for
                each of the years in the three year
                period ended April 1, 1995.                            17

                Statements of cash flows for each of
                the years in the three year period
                ended April 1, 1995.                                   18

                Notes to financial statements.                         20


         2.   Financial Statement Schedules

              Schedules have been omitted which are
              not applicable or where the required
              information is shown in the financial
              statements or the notes thereto.

         3.   Exhibits.

Exhibit No.
- -----------

  3.1 Articles of Incorporation of Peaches Entertainment Corporation ("PEC") dated March 3, 1982, incorporated by reference to Exhibit No.
           3.3 to URT Industries', Inc. ("URT") and PEC's Registration Statement No. 2-81065.

  3.1-1 Amendment to PEC's Articles of Incorporation dated January 17, 1983, incorporated by reference to Exhibit No. 3.3-1 to URT's and PEC's Registration Statement No. 2-81065.

  3.2 By-Laws of PEC incorporated by reference to Exhibit No. 3.4 to URT's and PEC's Registration Statement No. 2-81065.

  3.3 Form of Amendment to PEC's Articles of Incorporation, incorporated by reference to Exhibit No. 3.5 to PEC's Registration Statement No. 2-81065.

  10.35 Lease dated July 1, 1984 between Shirley Wolk and PEC applicable to North Miami Beach, Florida premises, incorporated by reference to Exhibit No. 13.46 to URT's Registration Statement No. 2-63747.

  10.36 Lease dated December 13, 1984 between Allan Wolk and Sheffield Wolk and PEC applicable to Orlando, Florida premises, incorporated by reference to Exhibit No. 13.47 to URT's Registration Statement No. 2-63747.

  10.40 Amendment to Lease dated February 25, 1986 between Allan Wolk and Sheffield Wolk and PEC applicable to Orlando, Florida premises, incorporated by reference to Exhibit No. 10(ss) to URT's Form 10-K Annual Report for the year ended March 29, 1986.

  10.47 Indemnification Agreement dated May 22, 1989 between Allan Wolk and PEC, incorporated by reference to Exhibit 10.47 to PEC's Form 10-K Annual Report dated June 27, 1989.

  10.48 Indemnification Agreement dated May 22, 1989 between David Jackowitz and PEC, incorporated by reference to Exhibit 10.48 to PEC's Form 10-K Annual Report dated June 27, 1989.

  10.50 Indemnification Agreement dated May 22, 1989 between Ann Krouse and PEC, incorporated by reference to Exhibit 10.50 to PEC's Form 10-K Annual Report dated June 27, 1989.

  10.54 Lease dated December 22, 1989 between Sunbeam Properties, Inc. and PEC applicable to Miramar, Florida premises, incorporated by reference to Exhibit 10.54 to PEC's Form 10-K Annual Report dated June 27, 1991.

  10.57 Management and Intercorporate Agreement dated as of March 29, 1993 between URT and PEC, incorporated by reference to Exhibit 10(dddd) to URT's Form 10-K Annual Report dated June 25, 1993.

  10.58 Amended and Restated Employment Agreement, dated December 14, 1994, between David Jackowitz and PEC, incorporated by reference to Exhibit 10(ffff) to URT's Form 10-K Annual Report dated June 29, 1995.

  10.59 Agreement dated as of October 1, 1994 to Mangement and Intercorporate Agreement dated May 29, 1993 between URT and PEC, incorporated by reference to Exhibit 10(iiii) to URT's Form 10-K Annual Report dated June 29, 1995.

    (b)    Reports on Form 8-K.

             None.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                PEACHES ENTERTAINMENT CORPORATION


                                By:      s/Allan Wolk
                                   ---------------------------
                                           Allan Wolk,
                                     Chairman of the Board
                                        and President
Dated:   June 29, 1995


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                   Title                         Date
                   -----                         ----

By:           s/Allan Wolk                    June 29, 1995
              -----------------------------
              Allan Wolk,
              Chairman of the Board
                and President
              (Principal Executive
              Officer) and Director


By:           s/David Jackowitz               June 29, 1995
              -----------------------------
              David Jackowitz, Treasurer
              (Principal Financial and
              Accounting Officer) and
              Director


By:           s/Brian Wolk                    June 29, 1995
              -----------------------------
              Brian Wolk,
              Director

By:           s/Jason Wolk                    June 29, 1995
              -----------------------------
              Jason Wolk,
              Director