Form 10-K/A
period 1995-04-01
PEACHES ENTERTAINMENT CORP
filed 1995-08-02
CIK 709197

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                              --------------------

                                   FORM 10-K/A

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

                          YES    |X|         NO     |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                          YES    |_|          NO    |X|

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

                                                                        Page
                                                                        ----
         1.   Consolidated Financial Statements

              Independent Auditors' Report                                14

              Peaches Entertainment Corporation
              Financial Statements:

                Balance sheets as of April 1, 1995
                and April 2, 1994.                                        15

                Statements of operations for each
                of the years in the three year
                period ended April 1, 1995.                               16

                Statements of shareholders'
                equity for each of the years
                in the three year period ended
                April 1, 1995.                                            17

                Statements of cash flows for
                each of the years in the three
                year period ended April 1, 1995.                          18

                Notes to financial statements.                            20


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

27       Financial Date Schedule.*

  (b)    Reports on Form 8-K.

               None.






- ----------

* This Form 10-K/A is being submitted for the purpose of including the Financial Data Schedule ("FDS") (Exhibit 27) which was omitted from the Form 10-K for the indicated period. Other than inclusion of such FDS and adding the appropriate cross-reference to the FDS in Item 14 above, there are no changes to the Form 10-K or the exhibits thereto. Page numbers have been left as in the Form 10-K, dated June 29, 1995, for the purpose of ease of cross-reference.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                PEACHES ENTERTAINMENT CORPORATION


                                By:      s/Allan Wolk
                                    ---------------------
                                         Allan Wolk,
                                    Chairman of the Board
                                        and President

Dated:   August 1, 1995


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                   Title                            Date
                   -----                            ----


By:           s/Allan Wolk                         August 1, 1995
              ----------------------------
              Allan Wolk,
              Chairman of the Board
                and President
              (Principal Executive
              Officer) and Director


By:           s/David Jackowitz                    August 1, 1995
              ----------------------------
              David Jackowitz, Treasurer
              (Principal Financial and
              Accounting Officer) and
              Director


By:           s/Brian Wolk                         August 1, 1995
              ----------------------------
              Brian Wolk,
              Director

By:           s/Jason Wolk                         August 1, 1995
              ----------------------------
              Jason Wolk,
              Director