Form 10-Q
period 1995-07-01
PEACHES ENTERTAINMENT CORP
filed 1995-08-15
CIK 709197

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C. 20549

                                     FORM 10-Q
                    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                      OF THE SECURITIES EXCHANGE ACT OF 1934


          For Quarter Ended July 1, 1995     Commission File No.0-12375

                         PEACHES ENTERTAINMENT CORPORATION
              (Exact name of  Registrant as Specified in Its Charter)

             Florida                            59-2166041
          (State or Other Jurisdiction       (I.R.S. Employer
          of Incorporation or Organization)      I.D. No.)


          3451 Executive Way, Miramar, Florida           33025
          (Address of Principal Executive Offices)     (Zip Code)

          Registrant's telephone number,  including area  code:(305) 432-
          4200

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for at least the past 90 days.

                         YES     X                NO _____

          Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


          At July 1, 1995,  there were outstanding:

               19,781,270 shares of common stock

                         PEACHES ENTERTAINMENT CORPORATION

                                  Balance Sheets






                          July 1, 1995 and April 1, 1995

          ASSETS                                   July 1,    April 1,
                                                     1995       1995
                                                  (Unaudited)
          Current Assets:
            Cash and cash equivalents          $     938,999  1,537,293
            Inventories                            5,357,164  5,578,737
            Prepaid expenses and other
              current assets                         276,817    289,413
            Land held for sale                             0    300,000
            Refundable income taxes                  257,229    257,229
                                                   _________ __________
                  Total current assets             6,830,209  7,962,672

          Property and equipment, net              3,002,224  3,072,869
          Other assets                               159,727    189,348
                                                   _________ __________
                                               $   9,992,160 11,224,889
          LIABILITIES AND SHAREHOLDERS' EQUITY

          Current Liabilities:
            Current portion of long-term debt  $     104,139    110,028
            Accounts payable                       3,730,142  4,130,530
            Accrued liabilities                    1,328,992  1,663,930
                                                   _________ __________
                  Total current liabilities        5,163,273  5,904,488

          Long-term debt, less current portion       913,767    929,654
          Accrued rent                               515,685    500,470
                                                   _________ __________
                                                   6,592,725  7,334,612
          Shareholders' equity:
            Preferred stock (liquidating
              value is par value plus all
              accrued and unpaid dividends):
                Series A, 11% cumulative, $100
                  par value
                  Authorized, 25,000 shares;
                    issued and outstanding,
                    2,500 shares                     250,000    250,000
                Series B, 13% cumulative, $100
                  par value
                  Authorized, 25,000 shares;
                    issued and outstanding,          250,000    250,000
                    2,500 shares





            Common stock, $.01 par value.
              Authorized, 40,000,000 shares;
              issued, 20,107,850 shares;
              outstanding, 19,781,270 shares
              at July 1, 1995 and April 1,           201,079    201,079
              1995
            Capital in excess of par               1,284,471  1,284,471
            Retained earnings                      1,473,780  1,964,622
                                                  __________ __________
                                                   3,459,330  3,950,172
             Less stock held in treasury, at
               cost (note 5)                         (59,895)  (59,895)
                                                  __________ __________
          Commitments (note 4)                     3,399,435  3,890,277

                                               $   9,992,160 11,224,889

          See accompanying notes to financial statements.

                         PEACHES ENTERTAINMENT CORPORATION

                  Statements of Operations and Retained Earnings

                 Three months ended July 1, 1995 and July 2, 1994
                                    (Unaudited)

                                                   July 1,     July 2,
                                                     1995       1994

          Net sales                            $  6,268,280    7,617,561
                                                  __________   _________
          Costs and expenses:
            Cost of sales                         3,997,811    4,766,587
            Selling, general and                  2,539,685    2,862,800
              administrative
            Management fee                          187,500      265,803
                                                  __________   _________
                                                  6,724,996    7,895,190
                                                  __________   _________
                Loss from operations               (456,716)    (277,629)
                                                  __________   _________
          Other (charges) credits:
            Interest expense                        (20,732)     (20,616)
            Interest income                           1,606       14,702
                                                  __________   _________
                                                    (19,126)      (5,914)
                                                  __________   _________





                Loss before benefit for income
                  taxes                            (475,842)    (283,543)

          Benefit for income taxes (note 3)               0      (95,000)
                                                  __________   _________
          Net loss                                 (475,842)    (188,543)

          Retained earnings, beginning of
            period                                1,964,622    4,020,030

          Preferred stock dividend                  (15,000)     (15,000)
                                                  __________   _________
          Retained earnings, end of period     $  1,473,780    3,816,487

          Net loss per common share (note 2)    $   (0.03)     (0.01)

          See accompanying notes to financial statements.

                         PEACHES ENTERTAINMENT CORPORATION

                             Statements of Cash Flows

                 Three months ended July 1, 1995 and July 2, 1994
                                    (Unaudited)

                                                    July 1,     July 2,
                                                      1995       1994
         Cash flows from operating activities:
            Net loss                             $  (475,842)   (188,543)
                                                     _______    ________
            Adjustments to reconcile net loss
              to net cash used in operating
              activities:
                Depreciation and amortization        135,530     119,709
                Changes in assets and
                  liabilities affecting cash
                  flows from operating
                  activities:
                  (Increase) decrease in:
                   Inventories                       221,573    (238,723)
                   Prepaid expenses and other
                     current assets                   12,596     (47,325)
                   Other assets                       29,621    (412,171)
                   Refundable income taxes                 0    (105,000)
                  Increase (decrease) in:
                   Accounts payable                 (400,388)    200,775
                   Accrued liabilities              (334,938)   (415,101)
                   Accrued rent                       15,215      15,724





                                                    ________   _________
                     Total adjustments              (320,791)   (882,112)
                                                    ________   _________
                      Net cash used in
                         operating activities       (796,633) (1,070,655)
                                                    ________   _________
         Cash flows from investing activities:
            Purchase of property and equipment       (64,885)     (2,481)
            Proceeds from sale of land               300,000           0
                                                    ________   _________
                      Net cash provided by
                         (used in) investing
                         activities                  235,115      (2,481)
                                                    ________   _________
         Cash flows from financing activities:
            Repayment of long-term debt              (21,776)    (62,550)
            Dividends paid                           (15,000)    (15,000)
                                                    ________   _________
                      Net cash used in
                         financing activities        (36,776)    (77,550)
                                                   _________   _________
                      Net decrease in cash          (598,294) (1,150,686)

         Cash, beginning of period                 1,537,293   3,610,205
                                                   _________   _________
         Cash, end of period                     $   938,999   2,459,519

         Supplemental disclosures of cash flow
            information:
            Cash paid during the period for:
              Interest                           $    20,732      20,616

          See accompanying notes to financial statements.

                         PEACHES ENTERTAINMENT CORPORATION

                           Notes to Financial Statements

                           July 1, 1995 and July 2, 1994
                                    (Unaudited)

          (1)  BASIS OF FINANCIAL STATEMENT PRESENTATION

               The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all footnotes and information necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been made.

               The Company is an 87%-owned subsidiary of URT Industries, Inc. (the "Parent").

               The results of operations for the three months ended July 1, 1995, are not necessarily indicative of the operating results to be expected for the year ending March 29, 1996. The Company's business is seasonal. Historically, approximately 23% of the Company's sales have occurred in the first fiscal quarter.

               Inventories, which consist of compact discs, tapes and accessories, are stated at the lower of cost (principally average) or market.

          (2)  LOSS PER COMMON SHARE

               Net loss per common share was computed by dividing net loss less preferred stock dividends, by the weighted average number of total common shares outstanding during the periods.

          (3)  INCOME TAXES

               The Company follows Statement of Financial Accounting Standard No. 109 (SFAS 109) "Accounting for Income Taxes".

               The Company provides for income taxes currently payable and, in addition, provides for deferred income taxes resulting from timing differences between financial and taxable income net of any valuation allowance. The benefit of income taxes has been reduced by $176,000 for the increase in the valuation allowance for deferred taxes.

               The Company  files  a  consolidated  tax  return with  its
               Parent.    Any  applicable  tax   charge  or  credits  are
               allocated on a separate return basis.

               The Company anticipates that for fiscal year 1996, its tax rate will be approximately 37%.

          (4)  COMMITMENTS

               The Company is a lessee under various operating leases. Several of them contain escalation clauses principally tied to the Consumer Price Index. Several of the leases contain renewal options.





               The aggregate minimum rental commitments provided for in such leases at July 1, 1995, are as follows:


           Fiscal year ending               Amount

           1996                    $        1,274,805
           1997                             1,664,207
           1998                             1,543,502
           1999                             1,340,440
           2000                             1,181,966
           Thereafter                       5,799,015
                                           __________
                                   $       12,803,935

               Rent expense under operating leases amounted to $506,435 and $597,000 for the three months ended July 1, 1995, and July 2, 1994, respectively.

          (5)  Treasury Stock

               At July 1, 1995 and April 1, 1995, treasury stock consists of 326,580 shares of common stock.

                         PEACHES ENTERTAINMENT CORPORATION

          Item 7. Management's Discussions And Analysis Of Financial Condition And Results Of Operations For The Three months Ended July 1, 1995, Compared To The Three months Ended July 2, 1994.


          RESULTS OF OPERATIONS

          Net sales for the three months ended July 1, 1995 ("1995") decreased by approximately 17.7% compared to the three months ended July 2, 1994 ("1994"). Such decrease is attributed to a decrease in comparable store sales (11.4%), and a decrease in sales in those stores that closed during 1995 versus 1994 (6.3%).

          During the last few years, non-traditional music retailers such as appliance and computer retailers and super bookstores have begun to sell prerecorded music and video products. They have adopted policies of selling music products at near or below wholesale cost as a means of attracting customers to sell other products. During the current fiscal year, the effect of this competition was encountered in some of our markets and will be expanded to some others in the future. The Company has reduced prices which has resulted in lower sales and lower gross profit. The Company believes that it will remain competitive due to its locations, selection of product and superior customer service.

          The cost of sales for 1995 was lower than that for 1994 due to the decrease in net sales. Cost of sales as a percentage of net sales has increased from 62.6% in 1994 to 63.8% in 1995 due to a reduction in retail pricing in an effort to meet the increased competition.

          Selling, general and administrative (SG&A) expenses in 1995 decreased by 11.3% compared to 1994. Such decrease is attributable to a decrease in comparable store expenses (3.3%), a decrease in store operating expenses of stores that opened or closed during 1995 versus 1994 (6.5%) and a decrease in corporate overhead (1.5%). SG&A expenses as a percentage of net sales increased from 37.6% in 1994 to 40.5% in 1995 due to the fixed nature of certain expenses and the decrease in net sales in addition to the aforementioned items.

          The Company incurred a net loss of approximately $476,000 in 1995 versus a net loss of approximately $188,000 in 1994 due to the reduction in net sales and gross profit as described above.

          LIQUIDITY AND CAPITAL RESOURCES

          The Company had working capital of $1,666,936 at July 1, 1995 compared to working capital of $2,058,184 at April 1, 1995 and a current ratio (the ratio of total current assets to total current liabilities) of 1.32 to 1 at July 1, 1995 compared to a current ratio of 1.35 to 1 at April 1, 1995.

          The Company has historically maintained a strong cash position and management believes that this will continue in the future.

          At July 1, 1995, the Company had long term obligations of $913,767. Management anticipates that its ability to repay its long term debt will be satisfied primarily through funds generated from its operations.

          Management   believes   that   the    Company   has   excellent
          relationships with its banks and suppliers and does not anticipate any significant difficulties in financing operations at current levels.

          Management anticipates that cash generated from operations and cash equivalent on hand will provide sufficient liquidity to maintain adequate working capital for operations and the opening of any new stores during the next few years.

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

          Subsequent to July 1, 1995 the Company sold its leasehold in a store to the landlord for cash proceeds of $325,000.

                         PEACHES ENTERTAINMENT CORPORATION

                                 OTHER INFORMATION

          PART II

          Item 6.        Exhibits and Reports on Form 8-K

          In the opinion of the Company, no Form 8-K was required to be filed during the quarter reporting any material unusual charges or credits to income during the quarter, or reporting a change in independent accountants.

                         PEACHES ENTERTAINMENT CORPORATION

                                    SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   PEACHES ENTERTAINMENT CORPORATION
                                   Registrant


          Date:     August 15, 1995     Allan Wolk
                                   Allan Wolk, Chairman of the Board
                                   (Principal Executive Officer)


          Date:     August 15, 1995     Jason Wolk
                                   Jason Wolk, Vice President
                                   (Chief Accounting Officer)