Form 10-Q
period 1995-09-30
PEACHES ENTERTAINMENT CORP
filed 1995-11-14
CIK 709197

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1995                 Commission File No. 0-12375


                        PEACHES ENTERTAINMENT CORPORATION
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 Florida                                   59-2166041
-------------------------------------------    ---------------------------------
     (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER I.D. NO.)
      INCORPORATION OR ORGANIZATION)

   3451 Executive Way, Miramar, Florida                       33025
-------------------------------------------    ---------------------------------
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)

Registrant's telephone number, including area code:       (305) 432-4200
                                               ---------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for at least the past 90 days.

                                  YES X NO ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

At September 30, 1995, there were outstanding:

         19,781,270 shares of common stock

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                        PEACHES ENTERTAINMENT CORPORATION

                                 BALANCE SHEETS

                      September 30, 1995 and April 1, 1995

                                                                                                   September 30,         April 1,
                                   ASSETS                                                              1995                1995
                                                                                                       ----                ----
                                                                                                   (Unaudited)
Current assets:
     Cash and cash equivalents                                                                     $    581,088           1,537,293
     Inventories                                                                                      4,953,136           5,578,737
     Prepaid expenses and other current assets                                                          227,682             289,413
     Land held for sale                                                                                    --               300,000
     Refundable income taxes                                                                            257,860             257,229
                                                                                                   ------------        ------------
                   Total current assets                                                               6,019,766           7,962,672

Property and equipment, net                                                                           2,522,585           3,072,869
Other assets                                                                                            146,397             189,348
                                                                                                   ------------        ------------
                                                                                                   $  8,688,748          11,224,889
                                                                                                   ============        ============
                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term obligations                                                            58,913             110,028
     Accounts payable                                                                                 3,251,604           4,130,530
     Accrued liabilities                                                                              1,242,253           1,663,930
                                                                                                   ------------        ------------
                   Total current liabilities                                                          4,552,770           5,904,488

Long-term obligations                                                                                   944,589             929,654
Accrued rent                                                                                            529,497             500,470
                                                                                                   ------------        ------------

                                                                                                      6,026,856           7,334,612
                                                                                                   ------------        ------------
Shareholders' equity:
     Preferred stock (liquidating value is par value plus all accrued and unpaid dividends):
           Series A, 11% cumulative, $100 par value. Authorized, 25,000
               shares; issued and outstanding, 2,500 shares                                             250,000             250,000
           Series B, 13% cumulative, $100 par value. Authorized, 25,000
               shares; issued and outstanding, 2,500 shares                                             250,000             250,000
     Common stock, $.01 par value. Authorized, 40,000,000 shares; issued
        20,107,850 shares; outstanding 19,781,270 shares at September 30,
        1995 and April 1, 1995                                                                          201,079             201,079
     Capital in excess of par                                                                         1,284,471           1,284,471
     Retained earnings                                                                                  736,237           1,964,622
                                                                                                   ------------        ------------
                                                                                                      2,721,787           3,950,172
     Less stock held in treasury, at cost (note 5)                                                      (59,895)            (59,895)
                                                                                                   ------------        ------------
Commitments (note 4)                                                                                  2,661,892           3,890,277
                                                                                                   ------------        ------------
                                                                                                   $  8,688,748          11,224,889
                                                                                                   ============        ============

See accompanying notes to financial statements.

                        PEACHES ENTERTAINMENT CORPORATION

                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

             Six months ended September 30, 1995 and October 1, 1994
                                   (Unaudited)

                                                          September 30,     October 1,
                                                              1995            1994
                                                              ----            ----
                                                                   (Unaudited)
Net sales                                                 $ 11,595,216      15,009,793
                                                          ------------    ------------

Costs and expenses:
     Cost of sales                                           7,382,051       9,345,857
     Selling, general and administrative                     4,988,530       5,799,704
     Management fee                                            375,000         524,386
                                                          ------------    ------------

                                                            12,745,581      15,669,947
                                                          ------------    ------------

                   Loss from operations                     (1,150,365)       (660,154)
                                                          ------------    ------------

Other (charges) credits:
     Interest expense                                          (57,417)        (41,140)
     Interest income                                             9,397          24,095
                                                          ------------    ------------

                                                               (48,020)        (17,045)
                                                          ------------    ------------

                   Loss before benefit for income taxes     (1,198,385)       (677,199)

Benefit for income taxes (note 3)                                 --          (191,000)
                                                          ------------    ------------

Net loss                                                    (1,198,385)       (486,199)
Retained earnings, beginning of period                       1,964,622       4,020,030
Preferred stock dividend                                       (30,000)        (30,000)
                                                          ------------    ------------

Retained earnings, end of period                          $    736,237       3,503,831
                                                          ============    ============

Net loss per common share (note 2)                        $       (.03)           (.02)
                                                          ============    ============

See accompanying notes to financial statements.

                        PEACHES ENTERTAINMENT CORPORATION

                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

            Three months ended September 30, 1995 and October 1, 1994
                                   (Unaudited)

                                                         September 30,     October 1,
                                                             1995             1994
                                                             ----             ----
                                                                  (Unaudited)
Net sales                                                 $ 5,326,936      7,392,232
                                                          -----------      ---------
Costs and expenses:
     Cost of sales                                          3,384,239      4,579,270
     Selling, general and administrative                    2,448,843      2,936,904
     Management fee                                           187,500        258,583
                                                          -----------      ---------

                                                            6,020,582      7,774,757
                                                          -----------      ---------

                   Loss from operations                      (693,646)      (382,525)
                                                          -----------      ---------
Other (charges) credits:
     Interest expense                                         (36,685)       (20,524)
     Interest income                                            7,788          9,393
                                                          -----------      ---------

                                                              (28,897)       (11,131)
                                                          -----------      ---------

                   Loss before benefit for income taxes      (722,543)      (393,656)

Benefit for income taxes (note 3)                                --          (96,000)
                                                          -----------      ---------

Net loss                                                     (722,543)      (297,656)
Retained earnings, beginning of period                      1,473,780      3,816,487
Preferred stock dividend                                      (15,000)       (15,000)
                                                          -----------      ---------

Retained earnings, end of period                          $   736,237      3,503,831
                                                          ===========      =========

Net loss per common share (note 2)                        $      (.04)          (.01)
                                                          ===========      =========

See accompanying notes to financial statements.

                        PEACHES ENTERTAINMENT CORPORATION

                            STATEMENTS OF CASH FLOWS

             Six months ended September 30, 1995 and October 1, 1994
                                   (Unaudited)

                                                                        September 30,      October 1,
                                                                            1995              1994
                                                                            ----              ----
                                                                                  (Unaudited)
Cash flows from operating activities:
     Net loss                                                            $(1,198,385)      (486,199)
                                                                         -----------     ----------
     Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation and amortization                                     244,898        244,692
           Changes in assets and liabilities affecting cash flows from operating activities:
                  (Increase) decrease in:
                    Inventories                                              625,601       (792,883)
                    Prepaid expenses and other current assets                 61,731       (131,775)
                    Other assets                                              42,951         95,423
                    Refundable income taxes                                     (631)      (244,000)
                  Increase (decrease) in:
                    Accounts payable                                        (878,926)       411,149
                    Accrued liabilities                                     (298,292)       (96,969)
                    Accrued rent                                              29,027         30,195
                    Long-term obligations                                     73,848           --
                                                                         -----------     ----------
                        Total adjustments                                    (99,793)      (484,168)
                                                                         -----------     ----------
                        Net cash used in operating activities             (1,298,178)      (970,367)
                                                                         -----------     ----------
Cash flows from investing activities:
     Purchase of property and equipment                                     (133,242)      (513,262)
     Proceeds from property and equipment                                    615,243           --
     Purchase of marketable investment securities                               --         (350,455)
                                                                         -----------     ----------
                        Net cash (used in) provided by investing
                            activities                                       482,001       (863,717)
                                                                         -----------     ----------
Cash flows from financing activities:
     Repayment of long-term debt                                            (110,028)      (125,168)
     Dividends paid                                                          (30,000)       (30,000)
                                                                         -----------     ----------
                        Net cash used in financing activities               (140,028)      (155,168)
                                                                         -----------     ----------
                        Net decrease in cash                                (956,205)    (1,989,252)

Cash, beginning of period                                                  1,537,293      3,610,205
                                                                         -----------     ----------

Cash, end of period                                                      $   581,088      1,620,953
                                                                         ===========     ==========
Supplemental disclosures of cash flow information:
     Cash paid during the period for interest                            $    48,020         41,140
                                                                         ===========     ==========

See accompanying notes to financial statements.

                        PEACHES ENTERTAINMENT CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                     September 30, 1995 and October 1, 1994
                                   (Unaudited)

(1)      BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all footnotes and information necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been made.

         The Company is an 87%-owned subsidiary of URT Industries, Inc. (the "Parent").

         The results of operations for the six months ended September 30, 1995, are not necessarily indicative of the operating results to be expected for the year ending March 30, 1996. The Company's business is seasonal. Historically, approximately 22 percent of the Company's sales have occurred in the second fiscal quarter.

         Inventories, which consist of compact discs, tapes and accessories, are stated at the lower of cost (principally average) or market.

         Certain reclassifications have been made to the (unaudited) October 1, 1994 quarterly financial information to conform to the presentation used in the (unaudited) September 30, 1995 financial information.

(2)      LOSS PER COMMON SHARE

         Net loss per common share was computed by dividing net loss, less preferred stock dividends, by the weighted average number of total common shares outstanding during the periods.

(3)      INCOME TAXES

         The Company follows Statement of Financial Accounting Standard (SFAS
         109) "Accounting for Income Taxes."

         The Company files a consolidated tax return with its Parent. Any applicable tax charge or credits are allocated on a separate return basis.

         The Company anticipates that for fiscal year 1996 its tax rate will be approximately 37%.

(4)      COMMITMENTS

         The Company is a lessee under various operating leases. Several of them contain escalation clauses principally tied to the Consumer Price Index. Several of the leases contain renewal options.

                                                                     (Continued)

                        PEACHES ENTERTAINMENT CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

         The aggregate minimum rental commitments provided for in such leases at September 30, 1995, are as follows:

              FISCAL YEAR ENDING                 AMOUNT
              ------------------                 ------
                    1996                       $1,781,240
                    1997                        1,664,207
                    1998                        1,543,502
                    1999                        1,340,440
                    2000                        1,181,966
                 Thereafter                     4,826,989
                                              -----------
                                              $12,338,344
                                              ===========

         Rent expense under operating leases amounted to $972,026 and $1,203,000 for the six months ended September 30, 1995 and October 1, 1994, respectively.

(5)      TREASURY STOCK

         At September 30, 1995 and April 1, 1995, treasury stock consists of 326,580 shares of common stock.

                        PEACHES ENTERTAINMENT CORPORATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1995, COMPARED TO THE SIX MONTHS ENDED OCTOBER 1, 1994

RESULTS OF OPERATIONS

Net sales for the six months ended September 30, 1995 ("1995") decreased by approximately 22.8% compared to the six months ended October 1, 1994 ("1994"). Such decrease is attributed to a decrease in comparable store sales (13.9%), and a decrease in sales in those stores that closed during 1995 and 1994 (8.9%).

During the last few years, non-traditional music retailers such as appliance and computer retailers and super bookstores have began to sell prerecorded music and video products. They have adopted policies of selling music products at near or below wholesale cost as a means of attracting customers to sell other products. During the current fiscal year, the effect of this competition was encountered in some of our markers and will be expended to some others in the future. The Company has reduced prices which has resulted in lower sales and lower gross profit. The Company believes that it will remain competitive due to its locations, selection of product and superior customer service.

The cost of sales for 1995 was lower than that for 1994 due to the decrease in net sales. Cost of sales as a percentage of net sales has increased from 62.2% in 1994 to 63.7% in 1995 due to a reduction in retail pricing in an effort to meet the increase competition.

Selling, general and administrative ("SG&A") expenses in 1995 decreased by 15.1% compared to 1994. Such decrease is attributable to a decrease in comparable store expenses (5.0%), a decrease in store operating expenses of stores that opened or closed during 1995 versus 1994 (9.4%) and a decrease in corporate overhead (1.0%). SG&A expenses as a percentage of net sales increased from 38.6% in 1994 to 43.0% in 1995 due to the fixed nature of certain expenses and the decrease in net sales in addition to the aforementioned items.

The Company incurred a net loss of approximately $1,198,000 in 1995 versus a net loss of approximately $486,000 in 1994 due to the reduction in net sales and gross profit as described above.

LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $1,466,996 at September 30, 1995 compared to working capital of $2,058,184 at April 1, 1995, and a current ratio (the ratio of total current assets to total current liabilities) of 1.32 to 1 at September 30, 1995 compared to a current ratio of 1.35 to 1 at April 1, 1995.

At September 30, 1995, the Company had long-term obligations of $944,589. Management anticipates that its ability to repay its long-term debt will be satisfied primarily through funds generated from its operations.

Management believes that the Company has excellent relationships with its banks and suppliers and does not anticipate any significant difficulties in financing operations at current levels.

                        PEACHES ENTERTAINMENT CORPORATION

Management anticipates that cash generated from operations and cash equivalent on hand will provide sufficient liquidity to maintain adequate working capital for operations. Management believes that the Company would be able to obtain financing for the opening of any new stores during the next few years.

Inflation trends have not had an impact upon revenues because increases in costs have been passed along to customers.

The Company's business is seasonal in nature, with the highest sales and earnings occurring in the third fiscal quarter, which includes the Christmas selling season.

The Company has 2,500 shares of $100 par, 11%, Series A Cumulative Preferred Stock and 2,500 shares of $100 par 13%, Series B Cumulative Preferred Stock, issued and outstanding. On an annual basis, the Company pays dividends of $60,000 to its preferred shareholders based on its dividend requirements.

                        PEACHES ENTERTAINMENT CORPORATION

                                OTHER INFORMATION

PART II

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

In the opinion of the Company, no Form 8-K was required to be filed during the quarter reporting any material unusual changes or credits to income during the quarter, or reporting a change in independent accountants.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               PEACHES ENTERTAINMENT CORPORATION
                                               ---------------------------------
                                                           Registrant


Date: November 13, 1995                                  /s/ Allan Wolk
      ------------------------------           ---------------------------------
                                               Allan Wolk, Chairman of the Board
                                                 (PRINCIPAL EXECUTIVE OFFICER)


Date: November 13, 1995                                  /s/ Jason Wolk
      ------------------------------           ---------------------------------
                                                   Jason Wolk, Vice President
                                                    (PRINCIPAL FINANCIAL AND
                                                       ACCOUNTING OFFICER)