Form 10-Q
period 1995-12-30
PEACHES ENTERTAINMENT CORP
filed 1996-02-14
CIK 709197

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended December 30, 1995                  Commission File No. 0-12375

                        PEACHES ENTERTAINMENT CORPORATION
-------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

   Florida                                                  59-2166041
--------------------------------                      --------------------------
(STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER I.D. NO.)
INCORPORATION OR ORGANIZATION)

3451 Executive Way, Miramar, Florida                            33025
------------------------------------                  --------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

Registrant's telephone number, including area code:         (305) 432-4200
                                                      --------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for at least the past 90 days.
                                                   YES [X]   NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

At December 30, 1995, there were outstanding:

         19,781,270 shares of common stock

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                        PEACHES ENTERTAINMENT CORPORATION

                                 BALANCE SHEETS

                       December 30, 1995 and April 1, 1995

                                                                                       December 30,         April 1,
                                                                                           1995               1995
                                                                                       ------------         --------
                                 ASSETS                                                 (Unaudited)
Current assets:

     Cash and cash equivalents                                                      $       2,128,775        1,537,293
     Inventories                                                                            5,344,525        5,578,737
     Prepaid expenses and other current assets                                                305,140          289,413
     Land held for sale                                                                          -             300,000
     Refundable income taxes                                                                  248,194          257,229
                                                                                         ------------     ------------
                   Total current assets                                                     8,026,634        7,962,672

Property and equipment, net                                                                 2,232,963        3,072,869
Other assets                                                                                  148,746          189,348
                                                                                         ------------     ------------

                                                                                    $      10,408,343       11,224,889
                                                                                           ==========       ==========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

     Current portion of long-term obligations                                                  62,726          110,028
     Accounts payable                                                                       4,860,125        4,130,530
     Accrued liabilities                                                                    1,572,627        1,663,930
                                                                                          -----------      -----------
                   Total current liabilities                                                6,495,478        5,904,488

Long-term obligations                                                                         918,180          929,654
Accrued rent                                                                                  489,850          500,470
                                                                                        -------------    -------------

                                                                                            7,903,508        7,334,612

Shareholders' equity:
     Preferred stock (liquidating value is par value plus all accrued and unpaid dividends):
           Series A, 11% cumulative, $100 par value.  Authorized, 25,000
               shares; issued and outstanding, 2,500 shares                                   250,000          250,000
           Series B, 13% cumulative, $100 par value.  Authorized, 25,000
               shares; issued and outstanding, 2,500 shares                                   250,000          250,000
     Common stock, $.01 par value.  Authorized 40,000,000 shares; issued
        20,107,850 shares; outstanding 19,781,270 shares at December 30, 1995
        and April 1, 1995                                                                     201,079          201,079
     Capital in excess of par                                                               1,284,471        1,284,471
     Retained earnings                                                                        579,180        1,964,622
                                                                                        -------------      -----------
                                                                                            2,564,730        3,950,172
     Less stock held in treasury, at cost (note 6)                                            (59,895)         (59,895)
                                                                                       --------------    -------------

Commitments and contingencies (note 5)                                                      2,504,835        3,890,277
                                                                                         ------------      -----------

                                                                                    $      10,408,343       11,224,889
                                                                                           ==========       ==========


See accompanying notes to financial statements.

                        PEACHES ENTERTAINMENT CORPORATION

                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

            Nine months ended December 30, 1995 and December 31, 1994
                                   (Unaudited)

                                                                                          1995              1994
                                                                                          ----              ----

Net sales                                                                         $      18,911,992        25,360,395
                                                                                         ----------        ----------

Costs and expenses:
     Cost of sales                                                                       12,194,083        16,126,310
     Selling, general and administrative                                                  7,230,527         8,717,680
     Management fee                                                                         562,500           799,386
     Loss on litigation                                                                        -              431,456
     Store closing costs                                                                    191,693            43,707
                                                                                      -------------    --------------

                                                                                         20,178,803        26,118,539
                                                                                      -------------    --------------
                   Loss from operations                                                  (1,266,811)         (758,144)
                                                                                        -----------      ------------

Other (charges) credits:
     Interest expense                                                                       (84,875)          (61,228)
     Interest income                                                                         11,244            35,460
                                                                                      -------------     -------------

                                                                                            (73,631)          (25,768)
                                                                                      -------------     -------------

                   Loss before benefit for income taxes                                  (1,340,442)         (783,912)

Benefit for income taxes (note 4)                                                              -             (190,000)
                                                                                          ---------      ------------

Net loss                                                                                 (1,340,442)         (593,912)
Retained earnings, beginning of period                                                    1,964,622         4,020,030
Preferred stock dividend                                                                    (45,000)          (45,000)
                                                                                      -------------     -------------

Retained earnings, end of period                                                  $         579,180         3,381,118
                                                                                       ============       ===========

Net loss per common share (note 3)                                                      $  (.07)           (.03)
                                                                                            ===             ===


See accompanying notes to financial statements.

                        PEACHES ENTERTAINMENT CORPORATION

                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

           Three months ended December 30, 1995 and December 31, 1994
                                   (Unaudited)

                                                                                          1995              1994
                                                                                          ----              ----
Net sales                                                                         $       7,316,776        10,350,602
                                                                                          ---------        ----------

Costs and expenses:
     Cost of sales                                                                        4,812,032         6,780,453
     Selling, general and administrative                                                  2,241,997         2,917,976
     Management fee                                                                         187,500           275,000
     Loss on litigation                                                                        -              431,456
     Store closing costs                                                                    191,693            43,707
                                                                                        -----------    --------------
                                                                                          7,433,222        10,448,592
                                                                                        -----------    --------------
                   Loss from operations                                                    (116,446)          (97,990)
                                                                                        -----------     -------------

Other (charges) credits:
     Interest expense                                                                       (27,458)          (20,088)
     Interest income                                                                          1,847            11,365
                                                                                     --------------      ------------

                                                                                            (25,611)           (8,723)
                                                                                      -------------     -------------

                   Loss before provision for income taxes                                  (142,057)         (106,713)

Provision for income taxes (note 4)                                                            -                1,000
                                                                                          ---------     -------------

Net loss                                                                                   (142,057)         (107,713)
Retained earnings, beginning of period                                                      736,237         3,503,831
Preferred stock dividend                                                                    (15,000)          (15,000)
                                                                                      -------------     -------------

Retained earnings, end of period                                                  $         579,180         3,381,118
                                                                                       ============       ===========

Net loss per common share (note 3)                                                      $  (.01)           (.01)
                                                                                            ===             ===


See accompanying notes to financial statements.

                        PEACHES ENTERTAINMENT CORPORATION

                            STATEMENTS OF CASH FLOWS

            Nine months ended December 30, 1995 and December 31, 1994
                                   (Unaudited)

                                                                                           1995            1994
                                                                                           ----            ----
Cash flows from operating activities:

     Net loss                                                                      $      (1,340,442)       (593,912)
     Adjustments to reconcile net loss to net cash provided by operating activities:
           Depreciation and amortization                                                     354,266         419,961
           Loss on write-off of leasehold improvements                                       190,601            -
           Changes in operating assets and liabilities:
               (Increase) decrease in:
                  Marketable securities                                                         -           (498,457)
                  Inventories                                                                234,212        (560,701)
                  Prepaid expenses and other current assets                                  (15,727)        (21,057)
                  Other assets                                                                40,602          98,157
                  Refundable income taxes                                                      9,035        (204,000)
               Increase (decrease) in:
                  Accounts payable                                                           729,595       1,740,718
                  Accrued liabilities                                                         32,082         539,275
                  Accrued rent                                                               (10,620)         41,281
                  Long-term obligations                                                       51,252            -
                                                                                         -----------        -----
                        Total adjustments                                                  1,615,298       1,555,177
                                                                                           ---------       ---------
                        Net cash provided by operating activities                            274,856         961,265
                                                                                          ----------      ----------

Cash flows from investing activities:

     Purchase of property and equipment                                                     (143,589)       (900,806)
     Proceeds from sale of land, property and equipment                                      615,243            -
                                                                                          ----------        -----

                        Net cash provided by (used in) investing
                            activities                                                       471,654        (900,806)
                                                                                          ----------      ----------

Cash flows from financing activities:
     Repayment of note payable                                                                  -            (56,250)
     Repayment of long-term debt                                                            (110,028)       (120,495)
     Dividends paid                                                                          (45,000)        (45,000)
                                                                                         -----------     -----------

                        Net cash used in financing activities                               (155,028)       (221,745)

                        Net increase (decrease) in cash                                      591,482        (161,286)

Cash, beginning of period                                                                  1,537,293       3,610,205
                                                                                           ---------       ---------

Cash, end of period                                                                $       2,128,775       3,448,919
                                                                                           =========       =========

Supplemental disclosures of cash flow information:
     Cash paid during the period for interest                                      $          84,875          61,228
                                                                                         ===========     ===========


See accompanying notes to financial statements.

                        PEACHES ENTERTAINMENT CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                     December 30, 1995 and December 31, 1994
                                   (Unaudited)


(1)      BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying condensed financial statements of Peaches Entertainment Corporation have been prepared without audit, in accordance with the instructions to Form 10-Q and, therefore, do not include all footnotes and information necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been made.

         The Company is an 87%-owned subsidiary of URT Industries, Inc. (the "Parent").

         The results of operations for the nine months ended December 30, 1995, are not necessarily indicative of the operating results to be expected for the year ending March 30, 1996. The Company's business is seasonal. Historically, approximately 30% of the Company's sales have occurred in the third fiscal quarter.

         Inventories, which consist of compact discs, tapes and accessories, are stated at the lower of cost (principally average) or market.

(2)      PETITION FOR RELIEF UNDER CHAPTER 11

         On January 16, 1996 (the "Petition Date"), Peaches Entertainment Corporation filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of Florida, seeking to reorganize under Chapter 11. In Chapter 11, the Company will continue to manage its affairs and operate its business as debtor-in-possession while it attempts to develop a reorganization plan that will restructure and allow its emergence from Chapter 11. As debtor-in-possession in Chapter 11, the Company may not engage in transactions outside of the ordinary course of business without approval, after notice and hearing, of the Bankruptcy Court.

         As of the Petition Date, payment of pre-petition liabilities of unsecured creditors of the Company, and pending litigation against the Company are stayed while the Company continues its business operations as debtor-in-possession.

         As a result of the Chapter 11 filing on January 16, 1996, payments with respect to the mortgage payable have become accelerated, not withstanding the fact that the Company is continuing to make and will continue to make all payments due under the mortgage in accordance with the terms of the note. It is currently the Company's intent to reinstate the mortgage on terms no less favorable to the Company than the original mortgage note upon confirmation of the reorganization plan.

         In accordance with the Bankruptcy Code, the Company can seek court approval for the rejection of pre-petition executory contracts, including real property leases. Any such rejection may give rise to a pre-petition claim for damages pursuant to the Bankruptcy Code.

         In connection with the Chapter 11 proceeding, the Company is seeking approval to reject 5 store leases consisting of 2 stores which were closed previous to January 16, 1996 and 3 stores which were closed on January 16, 1996 and one office lease. The Company is also seeking rejection of an employment contract with a former officer/director. Refer to Employment Agreement in the Company's April 1, 1995 Form 10-K. Other real property leases may be rejected in the future subject to Bankruptcy Court approval.

         In connection with the Company's Chapter 11 case, the United States trustee has appointed a committee for the Company's general unsecured creditors.

         As a result of the reorganization proceedings, the Company may sell or otherwise realize assets and liquidate or settle liabilities for amounts other than those reflected in the financial statements. Further, a plan of reorganization could materially change the amounts currently recorded in the financial statements. The financial statements do not give effect to any adjustments to the carrying value of assets, or amounts and classification of liabilities that might be necessary as a consequence of these matters.

(3)      LOSS PER COMMON SHARE

         Net loss per common share was computed by dividing net loss less preferred stock dividends, by the weighted average number of total common shares outstanding during the periods.

(4)      INCOME TAXES

         The Company follows Statement of Financial Accounting Standard (SFAS
         109) "Accounting for Income Taxes" and files a consolidated tax return with its Parent. Any applicable tax charge or credits are allocated on a separate return basis.

         Based upon current operations of the Company and other factors, the Company did not record an income tax benefit for the quarter ended December 30, 1995, and does not anticipate doing so for the remainder of the current fiscal year. The Company anticipates that pre-tax losses, if any, which may be realized during the fiscal year ending March 30, 1996 will not result in the recording of any additional tax benefit by the Company. Further, any net operating loss carryforwards prior to, and subsequent to the filing date, may be severely reduced by the bankruptcy case. Under certain circumstances, the Company could incur significant tax liabilities from the forgiveness of indebtedness as a result of the bankruptcy case, the eventual outcome of which is unknown at this time.

(5)      COMMITMENTS AND CONTINGENCIES

         (A) The Company is a lessee under various operating leases. Several of them contain escalation clauses principally tied to the Consumer Price Index. Several of the leases contain renewal options. See note 2 for discussion of petition for relief under Chapter 11 with respect to 5 store leases.

                        PEACHES ENTERTAINMENT CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


                The aggregate minimum rental commitments provided for in such leases at December 31, 1995, are as follows:

                             FISCAL YEAR ENDING                      AMOUNT
                             ------------------                      ------
                                    1996                       $         443,649
                                    1997                               1,664,207
                                    1998                               1,543,502
                                    1999                               1,340,440
                                    2000                               1,181,966
                                 Thereafter                            5,799,015
                                                               -----------------
                                                               $      11,972,779
                                                               =================

                Rent expense under operating leases amounted to $1,440,768 and $1,809,000 for the nine months ended December 30, 1995 and December 31, 1994, respectively.

         (B) The Company has been notified with respect to a Florida sales and use tax audit for the periods January 1990 through January 1996 with respect to use tax and ad valorem tax. As of the date of these financial statements, no assessments have been made.

         (C) The Management and Intercorporate Agreement dated as of March 29, 1993, as amended, between the Company and the Parent was terminated effective as of the close of business on December 31, 1995.

         (D) Effective January 1, 1996 through March 31, 2000, the Parent will provide the Company with the services of its President at an annual base salary of $500,000 per annum.

(6)      TREASURY STOCK

         At December 30, 1995 and April 1, 1995, treasury stock consists of 326,580 shares of common stock.

                        PEACHES ENTERTAINMENT CORPORATION

Item 2.       MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF FINANCIAL  CONDITION
              AND RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED DECEMBER 30, 1995, COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 1994

INTRODUCTION

This discussion should be read in conjunction with the financial statements, related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended April 1, 1995.

PETITION FOR RELIEF UNDER CHAPTER 11

On January 16, 1996 (the "Petition Date"), Peaches Entertainment Corporation filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of Florida, seeking to reorganize under Chapter 11. In Chapter 11, the Company will continue to manage its affairs and operate its business as debtor-in-possession while it attempts to develop a reorganization plan that will restructure and allow its emergence from Chapter 11. As debtor-in-possession in Chapter 11, the Company may not engage in transactions outside the ordinary course of business without approval, after notice and hearing, of the Bankruptcy Court.

As of the Petition Date, payment of pre-petition liabilities of unsecured creditors of the Company, and pending litigation against the Company are stayed while the Company continues its business operations as debtor-in-possession.

As a result of the Chapter 11 filing on January 16, 1996, payments with respect to the mortgage payable have become accelerated, not withstanding the fact that the Company is continuing to make and will continue to make all payments due under the mortgage in accordance with the terms of the note. It is currently the Company's intent to reinstate the mortgage on terms no less favorable to the Company than the original mortgage note upon confirmation of the reorganization plan.

In accordance with the Bankruptcy Code, the Company can seek court approval for the rejection of pre-petition executory contracts, including real property leases. Any such rejection may give rise to a pre-petition claim for damages pursuant to the Bankruptcy Code. In connection with the Chapter 11 proceeding, the Company is seeking approval to reject 5 store leases consisting of 2 stores which were closed previous to January 16, 1996 and 3 stores which were closed on January 16, 1996 and one office lease. The Company is also seeking rejection of an employment contract with a former officer/director. Refer to Employment Agreement in the Company, April 1, 1995 Form 10-K. Other real property leases may be rejected in the future subject to Bankruptcy Court approval.

As a result of the reorganization proceedings, the Company may sell or otherwise realize assets and liquidate or settle liabilities for amounts other than those reflected in the financial statements. Further, a plan of reorganization could materially change the amounts currently recorded in the financial statements. The financial statements do not give effect to any adjustments to the carrying value of assets, or amounts and classification of liabilities that might be necessary as a consequence of these matters.

Upon commencement of the filing, the Company sought and received authorization from the Bankruptcy Court to continue certain employee and customer related policies which the Company deemed necessary for its survival. These included its policies related to employee wages, benefits and out-of-pocket business expenses. They also included its customer benefit programs, including the Company's gift certificate program and its merchandise return program. To date, the Company does not believe that it has experienced any material negative impact from its customers or employees because of the filing.

Since the filing WEA and Polygram Distribution Group ("PGD"), two of the Company's six major distributors (PGD, WEA, BMG, Sony, UNI and CEMA) are shipping merchandise on a cash in advance basis to the Company. However, many of the Company's vendors have requested changes in the trade credit terms offered to the Company. Where previously the Company was paying for most vendor shipments on an average of 60-75 days, it now finds that it is being required in a majority of its shipments to make payment on a cash-in-advance basis. The Company is currently involved in negotiations with its vendors to set up normal terms for post-petition shipments and services. In addition, the Company is negotiating with both major suppliers and non major suppliers to enter into vendor agreements under 546(g) of the Bankruptcy Reform Act of 1994 which permit returns of inventory for credit against pre-petition indebtedness in exchange for the granting of normal terms on a post-petition basis which requires court approval. As of February 13, 1996, the Company completed an agreement with PGD which provides for a credit facility of up to $200,000. The agreement also requires returns for inventory to PGD of up to $200,000 for credit against pre-petition indebtedness. This agreement will require approval by the court as set forth under 546(g) of the Bankruptcy Reform Act of 1994. Since the filing the Company has had to purchase a majority of its inventory from alternative sources which are more costly to the Company. Changes in credit terms have had a material impact on the Company's liquidity, and there can be no assurance as to the effect which any future changes in trade credit terms imposed by the Company's or change in vendors could have on the Company's liquidity or its operations.

On January 16, 1996, the Company closed 3 stores. Total store count as of February 13, 1996 is 13.

RESULTS OF OPERATIONS

Net sales for the nine months ended December 30, 1995 ("1995") decreased by approximately 25.4% compared to the nine months ended December 31, 1994 ("1994"). Such decrease is attributed to a decrease in comparable store sales (19%), and a decrease in sales in those stores that opened or closed during 1995 versus 1994 (6.4%), principally due to decreased customer traffic caused by a lack of continued new "hit" release music products and competitive and economic pressures in certain of the Company's markets.

During the last few years, non-traditional music retailers such as appliance and computer retailers and super bookstores have began to sell prerecorded music and video products. They have adopted policies of selling music products at near or below wholesale cost as a means of attracting customers to sell other products. During the current fiscal year, the effect of this competition was encountered in some of our markets and it is anticipated to be expanded to some other markets in the future. The Company has reduced prices which has resulted in lower sales and lower gross profit. The Company believes that it will remain competitive due to its locations, selection of product and superior customer service.

The cost of sales for 1995 was lower than that for 1994 due to decreased net sales. Cost of sales as a percentage of net sales has increased from 63.6% in 1994 to 64.5% in 1995 principally due to a reduction in retail pricing in an effort to meet the increased competition as discussed above.

Selling, general and administrative (SG&A) expenses in 1995 decreased by approximately 17.1% compared to 1994. Such decrease is primarily attributable to a decrease in comparable store expenses (6.5%), a decrease in store expenses of stores that opened or closed during 1995 versus 1994 (8.8%), and a decrease in corporate expenses (1.8%). As a percentage of net sales, SG&A expenses increased from 34.4% in 1994 to 38.3% in 1995 due to the fixed nature of certain expenses and the decrease in net sales. Reductions in rent and occupancy costs may occur during the bankruptcy case as a result of the rejection of certain real property leases.

Management fees decreased in 1995 from 1994 due to a reduction in the management fee percentage effective April 1, 1994.

The Company incurred a net loss of approximately $1,340,000 in 1995 versus a net loss of approximately $594,000 in 1994 due to the decrease in net sales and gross profit as described above.

Based upon current operations of the Company and other factors, the Company did not record an income tax benefit for the quarter ended December 30, 1995, and does not anticipate doing so for the remainder of the current fiscal year. The Company anticipates that pre-tax losses, if any, which may be realized during the fiscal year ending March 30, 1996 will not result in the recording of any additional tax benefit by the Company. Further, any net operating loss carryforwards prior to, and subsequent to the filing date, may be severely reduced by the bankruptcy case. Under certain circumstances, the Company could incur significant tax liabilities from the forgiveness of indebtedness as a result of the bankruptcy case, the eventual outcome of which is unknown at this time.

LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $1,531,156 at December 30, 1995 compared to working capital of $2,058,184 at April 1, 1995 and a current ratio (the ratio of total current assets to total current liabilities) of 1.24 to 1 at December 30, 1995 compared to a current ratio of 1.35 to 1 at April 1, 1995.

The Company's business is seasonal in nature, with the highest sales and earnings occurring in the third fiscal quarter, which includes the Christmas selling season. The Company believes that in the future its business will continue to be impacted by various competitive and economic factors, including, but not limited to, consumer tastes, new releases of music available for sale and general economic tends impacting retailers and consumers. In addition, in more recent years the Company's revenues have been influenced by increased competition from other music and video specialty retail chains, as well as discounters and mass merchandisers. Further, any possible store closures that may be approved by the court during the bankruptcy case would impact future revenues.

Management anticipates that cash generated from operations and cash equivalent on hand will provide sufficient liquidity to maintain adequate working capital for operations. Management would attempt to obtain financing for the opening of any new stores during the next few years.

The Company has 2,500 shares of $100 par, 11%, Series A Cumulative Preferred Stock and 2,500 shares of $100 par 13%, Series B Cumulative Preferred Stock, issued and outstanding. On an annual basis, the Company pays dividends of $60,000 to its preferred shareholders based on its dividend requirements.

For a discussion of recent developments and uncertainties effecting the Company's liquidity and capital resources, see note 2 to the condensed financial statements and "Petition for Relief Under Chapter 11" above.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

(A)      BANKRUPTCY PROCEEDINGS

On January 16, 1996 (the "Petition Date"), Peaches Entertainment Corporation filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of Florida, seeking to reorganize under Chapter 11. In Chapter 11, the Company will continue to manage its affairs and operate its business as debtor-in-possession while it attempts to develop a reorganization plan that will restructure and allow its emergence from Chapter 11. As debtor-in-possession in Chapter 11, the Company may not engage in transactions outside the ordinary course of business without approval, after notice and hearing, of the Bankruptcy Court.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(A)      EXHIBIT NO.                                       DESCRIPTION

              10.61 Termination of Management Fee Agreement, dated January 1, 1996, between URT Industries,
                           Inc. and the Company,

              10.62 Agreement letter between URT Industries, Inc. and the Company, dated January 1, 1996, for services to be performed by Allan Wolk and paid by the Company.

              27.0         Financial Data Schedule

(B)      CURRENT REPORTS ON FORM 8-K

A Current Report on Form 8-K, dated January 16, 1996 was filed by the Company with the Securities and Exchange Commission on January 26, 1996 to report under "Item 3 - Bankruptcy or Reorganization" and "Item 5 - Other Events" the Company's filing of Chapter 11 and the closing of 3 stores, respectively.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              PEACHES ENTERTAINMENT CORPORATION
                                              ----------------------------------
                                                         Registrant

Date:     February 13, 1996                          /s/ Allan Wolk
---------------------------                   ----------------------------------
                                              Allan Wolk, Chairman of the Board
                                               (PRINCIPAL EXECUTIVE OFFICER)

Date:     February 13, 1996                          /s/ Jason Wolk
---------------------------                    ---------------------------------
                                                Jason Wolk, Vice President
                                                 (PRINCIPAL FINANCIAL AND
                                                    ACCOUNTING OFFICER)