Form 10-K
period 1997-03-30
PEACHES ENTERTAINMENT CORP
filed 1997-04-28
CIK 709197

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   ----------

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of l934


For the fiscal year ended March 30, 1996             Commission File No. 0-12375


                        PEACHES ENTERTAINMENT CORPORATION
             (Exact name of registrant as specified in its charter)

            Florida                                              59-2166041
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

1180 East Hallandale Beach Boulevard, Hallandale, Florida          33009
(Address of principal executive offices)                         (Zip Code)

 Registrant's telephone number, including area code:           (954) 454-5554

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


                            YES ______        NO    X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                            YES ______        NO    X


The aggregate market value (based on the closing bid and asked prices) of the voting stock held by non-affiliates of the registrant was, as of February 6, 1997, approximately $65,000.

As of February 12, 1997 the registrant's transfer agent reported as issued and outstanding (before the issuance of an additional 20,000,000 shares as reported below):

     19,781,270 Shares of Common Stock

                                     PART I
Item 1.  BUSINESS

     Peaches Entertainment Corporation ("PEC" or the "Company"), a Florida corporation, was incorporated in 1982. Its executive offices are located at 1180 East Hallandale Beach Boulevard, Hallandale, Florida, 33009. Its telephone number is 954-454-5554. PEC is engaged in the operation of retail stores which sell prerecorded music, videos, and related products (the "Retail Business") in the Southeastern part of the United States under the name "PEACHES".

     URT Industries, Inc. ("URT"), a Florida corporation, presently is the beneficial owner of approximately 93.5% of PEC's issued and outstanding shares of common stock and all of its issued and outstanding shares of preferred stock and controls PEC. The remaining approximately 6.5% of PEC's issued and outstanding shares of common stock are owned by non-affiliated persons.

Petition for Relief under Chapter 11

     On January 16, 1996 (the "Petition Date"), PEC filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the
"Bankruptcy Code") with the United States Bankruptcy Court for the Southern District of Florida (the "Bankruptcy Court"). During the pendency of such proceeding (the "Chapter 11 proceeding"), PEC continued to manage its affairs and operate its business as a debtor-in-possession (subject to the approval of the Bankruptcy Court with respect to transactions outside of the ordinary course of business), while it developed a Plan of Reorganization that would allow it to continue in business. PEC's Amended Plan of Reorganization, dated October 23, 1996, as modified by the Bankruptcy Court's Order of January 17, 1997 (the "Plan of Reorganization"), was confirmed by the Bankruptcy Court on such date, and was to become effective on February 3, 1997, subject to the satisfaction of certain conditions. Such conditions were satisfied on February 19, 1997, and the Plan of Reorganization became effective on such date (the "Effective Date"). For a discussion of the Plan of Reorganization and other action taken in connection with the Chapter 11 proceeding, see "LEGAL PROCEEDINGS" below.

The Peaches Stores

     The following table sets forth the number of stores which were open at the beginning of the year, which opened during the year, which closed during the year and which were open at the end of the year, with respect to PEC's last five complete fiscal years ended March 30, 1996:

                                        1996     1995     1994    1993     1992
                                        ----     ----     ----    ----     ----
Number of stores:
At beginning of period                   19       20       21       22       21
Opened during period                      0        1        0        0        2
Closed during period                     (6)      (2)      (1)      (1)      (1)
                                        ---      ---      ---      ---      ---

At end of period                         13       19       20       21       22

     Three of the six stores which were closed by PEC during the fiscal year ended March 30, 1996 (the "1996 fiscal year") were closed prior to the Petition Date. The other three stores were closed on or about the Petition Date. All six of such stores had been operating unprofitably, and pursuant to its rights under the Bankruptcy Code, PEC obtained approval of the Bankruptcy Court to reject the unexpired term of the leases pertaining to such stores. (See "LEGAL
PROCEEDINGS"). As to the remaining thirteen stores which are presently in operation, PEC has renegotiated five of the leases pertaining to such stores on terms which are more favorable to PEC. The other eight stores are either operated under the same leases as were in effect prior to the Petition Date or, as to the one store which is owned rather than leased by PEC, is not subject to any leasehold arrangement.

     The thirteen "Peaches" stores (the "'Peaches' stores") which are presently in operation are located in the following four states: Florida (seven stores), Virginia (three stores), North Carolina (two stores), and Alabama (one store). The utilized space of the stores ranges from approximately 7,000 square feet to approximately 14,000 square feet. Each store either has its own parking area or is located in a shopping center which provides parking. PEC has options to renew most of its leases for various periods.

     Two of the Florida stores, one in Fort Lauderdale and the other in Orlando, are currently leased from the Chairman of PEC and his brother, a former director of PEC. (See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS").

     For information concerning real property owned by PEC, see "Properties".

Trademarks

     PEC is the registered owner of and owns nationwide rights to the tradename, service mark and trademark "PEACHES" (the "Trademarks") in connection with the operation of the Retail Business.

Operation of the Peaches Stores

     The "Peaches" stores are all similar in appearance. They have distinct, wood panelled interiors, are decorated in a manner which identifies them as "Peaches" stores and carry a wide selection of prerecorded music as well as recorded and blank video tapes, accessory items and specialty items such as T-shirts and crates. Some stores are free standing and others are contiguous to other stores in shopping centers. At present, each "Peaches" store is managed by an individual director who is responsible for ordering, pricing and displaying merchandise sold in the store, hiring and firing personnel and other matters relating to store administration, including re-orders of merchandise. Certain other matters, including relationships with landlords and the purchase and allocation of new releases, are handled by the home office. PEC has a computerized inventory control system in place at each of its stores.

     As of the last day of the 1996 fiscal year, PEC purchased merchandise from approximately 59 suppliers, among whom the principal ones were BMG, CEMA, PGD, SONY,

UNI, WEA, and Bassin. Approximately 81% of the merchandise purchased during the 1996 fiscal year came from such seven principal suppliers. Purchases from given suppliers are, to a great extent, determined by which of them are manufacturing or distributing the most popular prerecorded music products at a given time, as well as the credit and other terms on which such suppliers are willing to sell to PEC. PEC is not obligated to purchase merchandise from any supplier. It has numerous alternate sources of supply for inventory, although in some cases, the expenses are or would be greater if such alternate sources are utilized. Merchandise is delivered directly by suppliers to the stores.

     Prior to its filing for protection from its creditors, the usual terms received by PEC from suppliers provided for payment to be made within 60 days from the end of the month in which a purchase is made. In addition, PEC normally received an additional 30 to 120 days to pay for certain purchases during the course of the year. Such terms are usual in the industry.

     Prior to its filing for protection from its creditors, PEC was also able to return merchandise, without limitation, to all suppliers, who charged a penalty if returns exceeded certain percentages of the dollar amounts of gross purchases. Such return policies did not have any adverse effect on PEC's business.

     For a short period after the Chapter 11 filing, PEC was not able to obtain delivery from any of its principal suppliers of merchandise, except Bassin (which supplied the inventory which might otherwise have been ordered through other suppliers), and was not able to return merchandise in accordance with the return policies described above. Eventually, during the course of the Chapter 11 proceeding all of PEC's principal suppliers resumed shipping merchandise to PEC and agreed to allow PEC to make returns of unneeded inventory for credit against pre-petition indebtedness. In some cases, suppliers also agreed to ship merchandise on credit. During the pendency of the Chapter 11 proceeding, PEC was able to obtain approximately 80% of its inventory on credit, and was able to return most of its unused inventory for credit against prepetition indebtedness. Because of the resumption in deliveries from suppliers, as well as the use of alternate sources of merchandise, the Chapter 11 filing did not have a materially negative effect on PEC's ability to obtain inventory or to return unused inventory for credit, although the cost of such inventory was generally higher than it would otherwise have been and the terms for the return of unused inventory were sometimes different than those which were in effect prior to the Petition Date.

     Subsequent to the Effective Date, all of PEC's seven principal suppliers and most of its other suppliers have agreed on terms with respect to payment for merchandise and the return of unused merchandise for credit which are the same or similar to the terms which were in effect prior to the Chapter 11 proceeding.

     Advertising in local newspapers and media is determined by consultation between each store director and PEC management. PEC also engages in cooperative advertising with suppliers who pay a portion of the cost. In addition to the director, each "Peaches" store is staffed with managers, cashiers and sales and stock room personnel. The stores are open seven days a week.

Based on management's experience to date, retail business sales fluctuate during the year and are generally at their highest levels during the holiday season, i.e., between October and December. During the last three fiscal years, sales between January and March were approximately 22% of total sales for each year; sales between April and June were approximately 24% of total sales; sales between July and September were approximately 22% of total sales; and sales between October and December were approximately 32% of total sales.

Competition

     The retail sale of prerecorded music and video products is highly competitive. There are hundreds of retail stores and department, discount and variety stores and supermarkets which offer such merchandise to the public. PEC's share of the retail market in the Southeastern United States is not significant. In recent years, in addition to usual competition, there has been a proliferation of non-traditional music outlets, such as appliance and computer retailers and superbookstores, some of whom have used very aggressive price cutting tactics including selling some products below actual cost in order to attract customers and sell non-music and video products. For a discussion of action taken to attempt to address such competitive factors, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS".

Employees

     As of the last day of the 1996 fiscal year, PEC employed approximately 249 persons in all capacities. It is not a party to any collective bargaining agreements. Relations with employees have been satisfactory and there have been no work stoppages.

Management Agreements Between URT and PEC

     Pursuant to a management agreement, as amended, which was in effect between URT and PEC through December 31, 1995, URT was required to provide PEC with the services of Allan Wolk as President and Chairman of PEC, PEC was entitled to payment from URT for certain accounting and administrative services performed by PEC for URT at the rate of $39,600 per annum (subject to periodic equitable adjustment depending upon the amount of such services), and so long as URT and PEC filed consolidated income tax returns, their respective liabilities for such taxes were required to be equitably apportioned as provided in such agreement. For the above described services of Allan Wolk, PEC was required to pay URT, in equal weekly installments, a fee at the rate of $750,000 per annum for that portion of the 1996 fiscal year ending on December 31, 1995, as compared to a fee at the rate of $1,000,000 per annum with respect to the preceding approximately six month period commencing October 2, 1994 and ending April 1, 1995, and a fee during earlier periods based on a percentage of PEC's net sales.

     The management agreement described above was terminated by URT and PEC effective as of December 31, 1995, and replaced by three new agreements, each effective from and after January 1, 1996. Under the three new agreements, two between URT and PEC and the third between URT and Allan Wolk, the following arrangements have been agreed to: URT and PEC will continue to equitably apportion taxes so long as they continue to file a consolidated federal return; for the period from January 1, 1996 through March 31, 2000, URT will continue to provide to PEC the services of Allan Wolk as PEC's Chairman, President and Chief Executive Officer; PEC, in lieu of paying a management fee to URT, is required to pay to Mr. Wolk during such period, so long as he continues to provide such services, a salary at the rate of $500,000 per annum; and the amount so paid by PEC to Mr. Wolk pursuant to such arrangement shall be credited against the amount payable by URT to Mr. Wolk pursuant to the employment agreement between them.

     As a result of the above-described arrangements, the amounts required to be paid by PEC, as management fees to URT or as salary to Allan Wolk were reduced from $1,024,386 during the fiscal year ended April 1, 1995 (the "1995 fiscal year") to $687,500 during the 1996 fiscal year (without accounting for the expenses as described above of approximately $39,600 for which URT reimbursed PEC during the 1995 fiscal year). This resulted in a net savings to PEC in the approximate amount of $297,000. The $687,500 so paid by PEC during the 1996 fiscal year consisted of management fees to URT of $562,500 (covering the period through December 31, 1995 when the prior management agreement was in effect), and compensation to Allan Wolk in the amount of $125,000 (covering the period beginning January 1, 1996 when the three new agreements came into effect).

     During both the 1996 and 1995 fiscal years, Mr. Wolk devoted approximately 75% of his working time to the business of PEC.


Item 2.  PROPERTIES

     Since April, 1996, PEC's headquarters have been located in Hallandale, Florida in a building which is leased by PEC. Such building contains a total of approximately 6,000 square feet of office space. Prior to April, 1996, PEC's headquarters had been located in a larger and more expensive facility of approximately 26,000 square feet in Miramar, Florida in a building which was leased by PEC and included both office and warehouse space. The new headquarters has no warehouse space, as all merchandise is shipped directly from suppliers to stores. The move to smaller facilities with no warehouse space, and the elimination of payroll expenses associated with the old warehouse facility, has resulted in savings to PEC in excess of $200,000 per year. The lease for the old headquarters was among the leases which PEC rejected in connection with the Chapter 11 proceeding. (See "LEGAL PROCEEDINGS").

     PEC owns real property in Mobile, Alabama on which it constructed and operates a "Peaches" store. Such property is subject to a first mortgage to an institutional lender and to a second mortgage to URT. PEC made all payments on the first mortgage as they became due during the Chapter 11 proceeding, and negotiated a longer payout of such mortgage during the course of such proceeding. The second mortgage secures a debt owed by PEC to URT as a result of a loan which was made by URT to PEC in January, 1997 in order for PEC to satisfy certain of its obligations to creditors under the Plan of Reorganization. (See "LEGAL PROCEEDINGS").

     All "Peaches" stores, other than the Mobile, Alabama store discussed immediately above, are leased. For information concerning such other stores operated by PEC, see "BUSINESS--The Peaches Stores".

Item 3. LEGAL PROCEEDINGS

     PEC's above-described voluntary petition for relief under Chapter 11 of the Bankruptcy Code resulted in the above-described Plan of Reorganization. The Plan of Reorganization, as so confirmed by the Bankruptcy Court, provided for the following:

     (a) All unsecured creditors, including all of PEC's inventory suppliers, but excluding landlords under leases rejected by PEC, are entitled to 100% of their allowed claims (the total of which is approximately $4,922,000). PEC's seven principal suppliers (whose allowed claims total approximately $4,372,000 out of such $4,922,000) are entitled to payment and inventory returns equal to approximately 70% of their allowed claims (80% in the case of one such supplier) within approximately 60 days after the Effective Date. The balance of the payments to such seven principal suppliers (approximately $1,284,000) is payable with interest at the prime rate charged by Chase Manhattan Bank, N.A. over a period of 24 months commencing in March, 1997. The amounts due to such suppliers are secured by a perfected first lien and security interest in the inventory originally distributed by the secured party which was sold to PEC or is otherwise in the possession of and owned by PEC. The remaining unsecured creditors (whose allowed claims total approximately $550,000) were entitled to and received the full amount of their allowed claims on the Effective Date.

     (b) Landlords under the leases which were rejected by PEC in connection with the bankruptcy filing were entitled to approximately $311,000 (30% of the approximately $1,000,000 in allowed claims with respect to such leases), all of which was paid on the Effective Date.

     (c) PEC's sole secured creditor, the holder of the first mortgage with respect to the store property owned by PEC in Mobile, Alabama, whose allowed claim was approximately $466,000, will receive 100% of such amount, with interest, in accordance with the amortization schedule previously in effect, except that the balloon payment on such mortgage which would otherwise have been due in September, 1997 was extended to September, 2002.

     (d) The priority tax claim in the approximate amount of $118,000 which is owed to the Florida Department of Revenue will be payable with interest over a period of two years commencing 30 days from the Effective Date.

     (e) The priority administrative claims, including professional fees in the approximate amount of $200,000 which were incurred in connection with the reorganization, were paid on the Effective Date.

     In order for PEC to be able to effect the Plan of Reorganization on the terms described above, URT, in exchange for the issuance to it of 20,000,000 shares of PEC's authorized common stock (including 218,730 treasury shares), agreed that, subject to the terms of the Plan, it would contribute $350,000 to the capital of PEC, waive an aggregate of $75,000 of dividends payable by PEC to URT, guarantee the approximately $1,284,000 which is due to the principal suppliers after the Effective Date pursuant to the arrangements described in subparagraph (a) above, and lend $700,000 to PEC on the Effective Date. The loan by URT to PEC is required to be paid back by PEC with interest over a period of four years beginning on the third anniversary of the Effective Date. The debt so owed by PEC to URT is subordinate to the amounts owed to PEC's principal suppliers, and is secured by a second mortgage on PEC's Mobile, Alabama property. ( For additional information pertaining to such arrangements between PEC and URT, see "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS").

     During the course of the Chapter 11 proceeding, the Bankruptcy Court issued orders authorizing the following:

     (a) PEC's rejection of the unexpired portion of the leases covering PEC's former corporate headquarters in Miramar, Florida, as well as the six stores closed by PEC during the 1996 fiscal year (See "PROPERTIES" and "BUSINESS--The Peaches Stores").

     (b) PEC's rejection of the unexpired portion of the lease covering a store in Charlotte, North Carolina which had been closed by PEC during the 1991 fiscal year and as to which PEC remained responsible for the shortfall between the amount payable under PEC's lease for such store and the amount being paid by a subtenant of such store.

     (c) PEC's assumption of the unexpired portion of the leases covering PEC's new corporate headquarters and the stores which are leased and are to be kept in operation.

     (d) PEC's execution of a settlement agreement containing a reduction of the amounts payable by PEC to its former Executive Vice-President under a consulting arrangement with him (See "EXECUTIVE COMPENSATION--Employment Contracts").

     (e) PEC's entry into post-petition agreements with its suppliers of inventory under which PEC was permitted to return merchandise to such suppliers for a credit against prepetition claims, and under which PEC was entitled to purchase merchandise on credit from certain of such suppliers. (See "BUSINESS - Operation of the Peaches Stores").


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II


Item 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS

Price Range of Common Stock

     PEC's Common Stock is quoted by market makers on the over-the-counter market. The following table sets forth the high and low, bid and asked quotations for PEC's Common Stock for the calendar periods indicated, based on information supplied by the National Quotation Bureau, Incorporated:

                                                           Bid Prices       Asked Prices
                                                           ----------       ------------
                                                          High    Low       High     Low
1994

        Quarter ended March 31,                            1/16   1/16       5/16     1/4
        Quarter ended June 30,                             1/16   1/16       5/16     1/4
        Quarter ended Sept. 30,                            1/16    .02       5/16     1/8
        Quarter ended Dec. 31,                             1/32    .02       9/32     .12

1995

        Quarter ended March 31,                            1/32    1/32      9/32     7/32
        Quarter ended June 30,                             1/32    1/32      9/32     7/32
        Quarter ended Sept. 30,                            1/32    1/32      9/32     7/32
        Quarter ended Dec. 31,                             1/32    1/32      9/32     7/32

1996

        Quarter ended March 31,                            1/32    .001      9/32     7/32
        Quarter ended June 30,                            .03125   .03125   .21875    .15625
        Quarter ended Sept. 30,                           .03125   .001     .15625    .15625
        Quarter ended Dec. 31,                            .03125   .005     .15625    .05

1997

        Quarter through Feb. 6,                           .005     .001      .05      .05


     The above over-the-counter quotations represent prices between dealers, do not include retail markups, markdowns or commissions and do not necessarily represent actual transactions.

Dividends

     There has been no payment of dividends on PEC's Common Stock since its inception and payment of dividends on such stock in the future will depend upon its earnings and needs. PEC is required to pay dividends on its outstanding shares of preferred stock. In connection with the Chapter 11 proceeding, URT, the owner of such preferred stock, agreed to waive dividends on such stock for the period beginning January 1, 1996 and ending March 29, 1997. (See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS").

Approximate Number of Equity Security Holders

     The following table indicates the approximate number of holders of record of each class of PEC's common equity securities as of February 12, 1997, based on information supplied by PEC's transfer agent:




                                                      Number of Record
      Title of Class                                      Holders
      --------------                                      -------

     Common Stock, $.01 par value                         1,515

Item 6    Selected Financial Data


          The following table sets forth selected financial data and other operating information of the Company. The selected financial data should be read in conjunction with the financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                  March 30,          April 1,           April 2,          April 3,        March 28,
                                                    1996               1995              1994             1993(1)           1992
                                                    ----               ----              ----             -------           ----
Operating statement data:
Net sales                                       $ 23,626,489        31,960,953        36,303,455        37,861,389       35,565,512

Net income (loss)                                 (2,416,051)       (1,995,408)         (108,456)          296,426         (328,890)

Income (loss) per common share                          (.12)            (0.10)            (0.01)             0.01            (0.02)

Weighted average
number of common
shares outstanding                                19,781,270        19,781,270        19,781,270        19,781,270       19,781,270

Balance sheet data:
Working capital
excluding liabilities
subject to compromise in 1996                   $  6,083,691         2,058,184         3,550,371         3,514,978        2,679,448

Total assets                                       9,442,616        11,224,889        13,390,533        14,025,154       12,698,325

Current portion of long-
term obligations                                     124,774           110,028           131,173           174,579          188,524

Long-term obligations                                810,367           929,654           705,109           836,282        1,010,861

Liabilities subject to compromise                  5,671,434                --                --                --               --

Shareholders' equity                               1,429,226         3,890,277         5,945,685         6,114,141        5,877,715

Store data:
Weighted average square
feet of selling space                                 88,012           130,157           137,145           139,850          145,279

Weighted average sales
per square foot of selling                      $        268               246               265               271              245
space

Number of stores open at
end of period                                             13                19                20                21               22

There were no cash dividends declared for common stock in any of the periods presented.

(1) Includes 53 weeks of operations.

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


From time to time, the Company may make certain statements that contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995). Words such as "believe", "anticipate", "estimate", "project" and similar expressions are intended to identify such forward-looking statements. Forward-looking statements may be made by management orally or in writing, including, but not limited to, in press releases, as part of this Management's Discussion and Analysis of Financial Condition and Results of Operations and as a part of other sections of this Annual Report or other filings. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their respective dates, and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should any of the underlying assumptions prove incorrect, actual results of current and future operations may vary materially from those anticipated, estimated or projected.

Results of Operations

FISCAL YEAR ENDED MARCH 30, 1996 (1996) COMPARED TO FISCAL YEAR ENDED APRIL 1, 1995 (1995)

Net sales for 1996 decreased 26.1% compared to 1995. Such decrease is attributed principally to the closing of unprofitable stores during 1996, as well as the effect of the opening of new stores during 1996 by certain of PEC's competitors. 11.8% of such decrease was attributable to comparable store sales and 14.3% of such decrease was attributable to stores that opened or closed during 1996 versus 1995.

During the last few years, non-traditional music retailers such as appliance and computer retailers and super bookstores have begun to sell prerecorded music and video products. They have adopted policies of selling music product at near or below wholesale cost as a means of attracting customers to sell other products. The Company continued to suffer the effect of such competition during 1996 and, as a result, filed its voluntary petition for relief under Chapter 11 of the Bankruptcy Code on January 16, 1996.

Recently, the Company's primary suppliers have taken steps to help protect the retail marketplace from certain low cost retailers of music. These steps include not disbursing cooperative advertising funds to retailers which engage in low cost selling practices in violation of the minimum advertised pricing policies of such suppliers. Management believes that such initiatives, in combination with the other factors mentioned immediately below, should help the Company to restore itself to a competitive position in subsequent fiscal years. Other factors which, in management's opinion, should help the Company to restore itself to a competitive position in the future are the closing of the six unprofitable stores which were closed during 1996, the closing of the former headquarters and warehouse, the termination of other unprofitable business arrangements as described herein and concentration on advantages which PEC has over certain of its competitors, including large inventory, convenient store locations and a high level of customer service.

The cost of sales for 1996 was lower than that for 1995 due principally to a decrease in net sales. Cost of sales as a percentage of net sales has increased from 63.7% in 1995 to 64.8% in 1996 due to a reduction in retail prices in an effort to meet the increased competition, a change in terms with PEC's principal suppliers during the Chapter 11 proceeding and the effects of buying a portion of PEC's inventory during the Chapter 11 proceeding from alternate sources with higher prices.

Selling, general, and administrative (SG&A) expenses in 1996 decreased 17.1% compared to 1995. Such decrease is attributable to a decrease in store operating expenses of stores that opened or closed during 1996 versus 1995 (15.0%) and a decrease in corporate overhead (2.5%), offset by an increase in comparable store expenses (0.4%). SG&A expenses, as a percentage of net sales, increased from 35.9% in 1995 to 40.2% in 1996 due to the fixed nature of certain expenses and the decrease in net sales in addition to the aforementioned items.

The Company incurred a net loss of approximately $2,416,000 in 1996 versus a net loss of approximately $1,995,000 in 1995 due principally to the costs associated with the closing of four stores, professional fees associated with the Chapter 11 proceeding and the reduction of net sales and gross profits as described above. The two other stores closed during 1996 are reflected in the financial statements for 1995.

FISCAL YEAR ENDED APRIL 1, 1995 (1995) COMPARED TO FISCAL YEAR ENDED APRIL 2, 1994 (1994)

Net sales for 1995 decreased 12.0% compared to 1994. Such decrease is attributed to an 8.2% decrease in comparable store sales, and a 3.8% decrease in sales in those stores that opened or closed during 1995 versus 1994.

The cost of sales for 1995 was lower than that for 1994 due to the decrease in net sales. Cost of sales as a percentage of net sales increased from 62.7% in 1994 to 63.7% in 1995 due to a reduction in retail pricing in an effort to meet the increased competition.

Selling, general, and administrative (SG&A) expenses in 1995 decreased 6.3% compared to 1994. Such decrease is attributable to a decrease in comparable store expenses (1.1%), a decrease in store operating expenses of stores that opened or closed during 1995 versus 1994 (2.9%), a decrease in corporate overhead (1.9%), and a decrease in the cost of store openings (0.4%). SG&A expenses, as a percentage of net sales, increased from 33.7% in 1994 to 35.8% in 1995 due to the fixed nature of certain expenses and the decrease in net sales in addition to the aforementioned items.

Store closing costs increased in 1995 over 1994 due to the fact that the cost of closing 1 store is included in 1994, and the cost of closing 4 stores is included in 1995.

The Company incurred a net loss of approximately $1,995,000 in 1995 versus a net loss of approximately $108,000 in 1994 due to costs of closing four stores, a loss on litigation, and the reduction in net sales and gross profit as described above.

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

The costs of sales for 1994 was lower than that for 1993 due to decreased net sales. Cost of sales as a percentage of net sales for both 1994 and 1993 was 62.7%.

Selling, general and administrative (SG&A) expenses in 1994 increased 1.8% compared to 1993. Such increase is attributable to an increase in comparable store expenses (1.9%), an increase in corporate overhead (1.6%), an increase in the cost of store openings (0.8%), offset by a decrease in store expenses that opened or closed during 1994 versus 1993 (1.5%), and a decrease due to the fact that 1993 included 53 weeks of operations (1.0%). SG&A expenses, as a percentage of net sales, increased from 31.8% in 1993 to 33.7% in 1994 due to the fixed nature of certain expenses and the decrease in net sales in addition to the aforementioned items.

In 1994, the Company adopted the provisions of Financial Standards No. 109 (SFAS
109) Accounting for Income Taxes, which established new financial accounting and reporting standards for income taxes. Such adoption resulted in a cumulative adjustment of approximately $74,000 of income which has been reflected in the statement of operations for 1994.

The Company incurred a net loss of approximately $108,000 in 1994 versus net income of approximately $296,000 in 1993 due to the decrease in net sales and an increase in certain SG&A expenses as discussed above. Approximately $55,000 of net income in 1993 is due to the fact that 1993 included 53 weeks of operations.

Liquidity and Capital Resources

The Company had working capital of $6,083,691 at March 30, 1996 (excluding liabilities subject to compromise in 1996) compared to working capital of $2,058,184 at April 1, 1995 and a current ratio (the ratio of total current assets to total current liabilities) of 5.6 to 1 at March 30, 1996 (excluding liabilities subject to compromise in 1996) compared to a current ratio of 1.35 to 1 at April 1, 1995. The amount of the liabilities which were subject to compromise is $5,671,434.

At March 30, 1996, the Company had long-term obligations of $810,367 (which does not include liabilities subject to compromise of $5,671,434). Management anticipates that its ability to repay its long-term obligations will be satisfied primarily through funds generated from its operations.

Management anticipates that cash generated from operations and cash equivalents on hand will provide sufficient liquidity to maintain adequate working capital for operations. Management would attempt to obtain financing for the opening of any new stores which it may plan to open during the next few years.

Inflation trends have not had an impact upon revenues because increases in costs have been passed along to customers.

The Company's business is seasonal in nature, with the highest sales and earnings occurring in the third fiscal quarter, which includes the Christmas selling season.

The Company has issued and outstanding 2,500 shares of $100 par, 11%, Series A Cumulative Convertible Preferred Stock and 2,500 shares of $100 par, 13%, Series B Cumulative Convertible Preferred Stock. All of such shares are owned by URT. During the 1996 fiscal year, the Company paid dividends of $45,000 to its preferred shareholder, based on the dividends requirements relating to the outstanding Series A and Series B Preferred Stock, less the amount agreed to be waived by such shareholder. The Company recently agreed to issue to URT certain shares of Series C preferred stock containing a cumulative preferred dividend of 10% per annum. (See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS").

For a discussion of recent developments and uncertainties affecting the Company's liquidity and capital resources, see note 2 (Petition for Relief under Chapter 11) to the financial statements which are set forth at Item 8 below.

In March, 1995, the Financial Accounting Standards Board issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of, which became effective for fiscal years beginning after December 15 ,1995. This standard establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets and certain intangibles to be disposed of. The Company believes that adoption of this standard will not have a material impact on the financial condition or operating results of the Company.

Item 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                        PEACHES ENTERTAINMENT CORPORATION

                                Table of Contents

Independent Auditors' Report                                               17

Financial Statements:
     Balance  Sheets as of March 30, 1996 and April 1, 1995                18
     Statements of Operations for each of the years in the three
       year period ended March 30, 1996                                    19
     Statements of Shareholders' Equity for each of the years in
       the three year period ended March 30, 1996                          20
     Statements of Cash Flows for each of the years in the three
       year period ended March 30, 1996                                    21
     Notes to Financial Statements                                         23

                          Independent Auditors' Report


Directors and Shareholders
Peaches Entertainment Corporation
Hallandale, Florida:


We have audited the accompanying balance sheets of Peaches Entertainment Corporation (the "Company") as of March 30, 1996 and April 1, 1995, and the related statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended March 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Peaches Entertainment Corporation as of March 30, 1996 and April 1, 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended March 30, 1996 in conformity with generally accepted accounting principles.

As discussed in note 3 to the financial statements, the Company changed its method of accounting for income taxes in 1994 to adopt the provisions of the Financial Accounting Board's SFAS No. 109, Accounting for Income Taxes.


                                             /s/ KPMG Peat Marwick LLP

June 29, 1996, except as to note 2,
which is as of February 3, 1997

Ft. Lauderdale, Florida

                        PEACHES ENTERTAINMENT CORPORATION

                                 Balance Sheets

                        March 30, 1996 and April 1, 1995

                    Assets                                   1996            1995
                                                         ------------    ------------
Current assets:
     Cash and cash equivalents                           $  1,917,566       1,537,293
     Inventories                                            4,954,260       5,578,737
     Prepaid inventory                                        254,249            --
     Pre paid expenses and other current assets               279,346         289,413
     Land held for sale                                          --           300,000
     Refundable income taxes                                    9,136         257,229
                                                         ------------    ------------
          Total current assets                              7,414,557       7,962,672

Property and equipment, net                                 1,843,708       3,072,869
Other assets                                                  184,351         189,348
                                                         ------------    ------------

                                                         $  9,442,616      11,224,889
                                                         ============    ============

               Liabilities and Shareholders' Equity

Liabilities not subject to compromise

Current liabilities:
     Current portion of long-term obligations                 124,774         110,028
     Accounts payable                                         103,038       4,130,530
     Accrued liabilities                                    1,103,054       1,663,930
                                                         ------------    ------------

          Total current liabilities                         1,330,866       5,904,488

Long-term obligations                                         810,367         929,654
Deferred rent                                                 200,723         500,470
                                                         ------------    ------------

          Total liabilities not subject to compromise       2,341,956       7,334,612

Liabilities subject to compromise                           5,671,434            --
                                                         ------------    ------------

          Total liabilities                                 8,013,390       7,334,612
                                                         ------------    ------------

Shareholders' equity:
     Preferred stock, $100 par value; 50,000 shares
       authorized; 5,000 shares issued and outstanding        500,000         500,000
     Common stock, $.01 par value; 40,000,000 shares
       authorized; 20,107,850 shares issued                   201,079         201,079
     Additional paid-in capital                             1,284,471       1,284,471
     Retained (deficit) earnings                             (496,429)      1,964,622
                                                         ------------    ------------

                                                            1,489,121       3,950,172

     Treasury stock, 326,580 common shares, at cost           (59,895)        (59,895)
                                                         ------------    ------------

          Total shareholders' equity                        1,429,226       3,890,277

Commitments and contingencies
                                                         ------------    ------------
                                                         $  9,442,616      11,224,889
                                                         ============    ============

See accompanying notes to financial statements.

                        PEACHES ENTERTAINMENT CORPORATION

                            Statements of Operations

       For each of the years in the three-year period ended March 30, 1996

                                                         1996            1995            1994
                                                     ------------    ------------    ------------
Net sales                                            $ 23,626,489      31,960,953      36,303,455
                                                     ------------    ------------    ------------
Costs and expenses:
     Cost of sales                                     15,316,441      20,347,493      22,762,742
     Selling, general and administrative expenses       9,513,941      11,473,660      12,245,048
     Store closing costs                                  189,623         548,701         278,377
     Loss on litigation                                      --           431,692            --
     Management fees                                      562,500       1,024,386       1,263,010
                                                     ------------    ------------    ------------

                                                       25,582,505     33,825,93 2      36,549,177
                                                     ------------    ------------    ------------

          Loss from operations                         (1,956,016)     (1,864,979)       (245,722)
                                                     ------------    ------------    ------------

Other (expense) income:
     Interest expense                                    (111,451)        (82,332)       (8 8,971
     Interest income                                       22,566          48,891          58,522
                                                     ------------    ------------    ------------

                                                          (88,885)        (33,441)        (30,449)
                                                     ------------    ------------    ------------

          Loss before reorganization costs,
            provision  (benefit) for income
            taxes and cumulative effect of
            change in accounting for income
            taxes                                      (2,044,901)     (1,898,420)       (276,171)

Reorganization costs:
     Professional fees                                    (88,223)           --              --
     Store closing costs                                 (282,927)           --              --
                                                     ------------    ------------    ------------
                                                         (371,150)           --              --

Loss before provision (benefit) for income taxes
     and cumulative effect of change in accounting
     for income taxes                                  (2,416,051)     (1,898,420)       (276,171)

Provision (benefit) for income taxes                         --            96,988         (94,000)
                                                     ------------    ------------    ------------

          Loss before cumulative effect of
            change in accounting for income taxes      (2,416,051)     (1,995,408)       (182,171)

Cumulative effect of change in accounting for
     income taxes                                            --              --            73,715

          Net loss                                   $ (2,416,051)     (1,995,408)       (108,456)
                                                     ============    ============    ============
          Net loss per common share                  $       (.12)           (.10)           (.01)
                                                     ============    ============    ============

See accompanying notes to financial statements.

                        PEACHES ENTERTAINMENT CORPORATION

                       Statements of Shareholders' Equity

       For each of the years in the three-year period ended March 30, 1996



                              Preferred stock         Common stock          Treasury stock        Capital     Retained
                             -----------------  ----------------------  ---------------------    in excess   earnings
                             Shares    Amount     Shares      Amount      Shares      Amount       of par    (deficit)     Total
                             ------  ---------  ----------  ----------  ----------  ---------   ----------  ----------   ----------
Balance, April 3, 1993        5,000   $500,000  20,107,850    $201,079     326,580   $(59,895)   1,284,471   4,188,486    6,114,141

 Net loss                      --         --          --          --          --         --           --      (108,456)    (108,456)

 Payment of preferred stock
   dividend to Parent          --         --          --          --          --         --           --       (60,000)     (60,000)
                             ------  ---------  ----------  ----------  ----------  ---------   ----------  ----------   ----------

Balance, April 2, 1994        5,000    500,000  20,107,850     201,079     326,580    (59,895)   1,284,471   4,020,030    5,945,685

 Net loss                      --         --          --          --          --         --           --    (1,995,408)  (1,995,408)

 Payment of preferred stock
   dividend to Parent          --         --          --          --          --         --           --       (60,000)     (60,000)
                             ------  ---------  ----------  ----------  ----------  ---------   ----------  ----------   ----------

Balance, April 1, 1995        5,000    500,000  20,107,850     201,079     326,580    (59,895)   1,284,471   1,964,622    3,890,277

 Net loss                      --         --          --          --          --         --           --    (2,416,051)  (2,416,051)

 Payment of preferred stock
   dividend to Parent          --         --          --          --          --         --           --       (45,000)     (45,000)
                             ------  ---------  ----------  ----------  ----------  ---------   ----------  ----------   ----------

Balance, March 30, 1996       5,000   $500,000  20,107,850    $201,079     326,580   $(59,895)   1,284,471    (496,429)   1,429,226
                             ======  =========  ==========  ==========  ==========  =========   ==========  ==========   ==========


See accompanying notes to financial statements.

                        PEACHES ENTERTAINMENT CORPORATION

                            Statements of Cash Flows

       For each of the years in the three-year period ended March 30, 1996

                                                               1996           1995          1994
                                                            -----------   -----------   -----------
Cash flows from operating activities:
     Net loss                                               $(2,416,051)   (1,995,408)     (108,456)
                                                            -----------   -----------   -----------

     Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
          Depreciation and amortization                         455,156       559,450       518,240
          Loss on abandonment of leasehold
            improvements
                                                                190,601          --         141,828
          Deferred income taxes                                    --         337,321      (133,715)
          Deferred rent                                        (299,747)       15,402        51,134
          Changes in assets and liabilities affecting
            cash flows from operating activities:
               (Increase) decrease in:
                 Inventories                                    624,477       263,579       188,165
                 Prepaid inventory                             (254,249)         --            --
                 Prepaid expenses and other current assets       10,067        27,108        58,223
                 Refundable income taxes                        248,093      (221,229)      (36,000)
                 Other assets                                     4,997        46,980       (65,985)
               Increase (decrease) in:
                 Accounts payable                            (4,027,492)     (484,050)     (402,842)
                 Accrued liabilities                           (420,893)      230,012        30,781
                 Long-term obligations                          (61,022)      334,573          --
                 Income taxes payable                              --            --         (45,659)
                 Liabilities subject to compromise            5,671,434          --            --
          Changes due to reorganization activities:
            Loss on abandonment of leasehold
              improvements                                      296,509          --            --
                                                            -----------   -----------   -----------
                    Net cash provided by (used in)
                      operating activities                       21,880      (886,262)      195,714
                                                            -----------   -----------   -----------

Cash flows from investing activities:
     Purchases of property and equipment                       (168,331)     (920,477)     (176,480)
     Proceeds from land, property and equipment                 615,243          --            --
                                                            -----------   -----------   -----------

                    Net cash provided by (used in)
                      investing activities                      446,912      (920,477)     (176,480)
                                                            -----------   -----------   -----------

Cash flows from financing activities:
     Increase in notes payable                                     --            --          75,000
     Repayment of note payable                                     --         (75,000)         --
     Repayment of long-term obligations                         (43,519)     (131,173)     (174,579)
     Dividends paid                                             (45,000)      (60,000)      (60,000)
                                                            -----------   -----------   -----------

                    Net cash used in financing
                      activities                                (88,519)     (266,173)     (159,579)
                                                            -----------   -----------   -----------

                        PEACHES ENTERTAINMENT CORPORATION

                       Statements of Cash Flows, Contiued


                                                               1996           1995          1994
                                                            -----------   -----------   -----------
                    Net increase (decrease) in cash
                      and cash equivalents
                                                            $   380,273    (2,072,912)     (140,345)

Cash and cash equivalents, beginning of year                  1,537,293     3,610,205     3,750,550
                                                            -----------   -----------   -----------

Cash and cash equivalents, end of year                      $ 1,917,566     1,537,293     3,610,205
                                                            ===========   ===========   ===========


Supplemental disclosures of cash flow information:
     Cash paid (received) during the period for:
       Interest                                             $   111,451        82,332        88,971
                                                            ===========   ===========   ===========

       Income tax payments (refund), net                    $  (248,093)      (19,104)       63,651
                                                            ===========   ===========   ===========



See accompanying notes to financial statements.

                        PEACHES ENTERTAINMENT CORPORATION

                          Notes to Financial Statements

                 March 30, 1996, April 1, 1995 and April 2, 1994


(1)  Organization and Basis of Presentation


     Peaches Entertainment Corporation (the "Company") is engaged in the business of retailing prerecorded music, video and accessory items, principally in the southeastern United States. The Company is an 87 percent-owned subsidiary of URT Industries, Inc. (the "Parent").

(2)  Petition for Relief Under Chapter 11

     On January 16, 1996 (the "Petition Date"), the Company commenced reorganization proceedings under Chapter 11 of the United States Bankruptcy Code. On January 17, 1997, the Company's plan of reorganization was confirmed by the Bankruptcy Court for the Southern District of Florida ("Bankruptcy Court"). In Chapter 11, the Company continued to manage its affairs and operate its business as debtor-in-possession while it developed a plan of reorganization to restructure and allow its emergence from Chapter 11. As debtor-in-possession in Chapter 11, the Company could not engage in transactions outside of the ordinary course of business without approval, after notice and hearing, of the Bankruptcy Court.

     Under Chapter 11 proceedings, litigation and actions by creditors to collect certain claims in existence at the petition date ("prepetition") are stayed, absent specific bankruptcy court authorization to pay such claims. The Company believes that appropriate provisions have been made in the accompanying financial statements for the prepetition claims that could be estimated at the date of these financial statements. Such claims are reflected as "liabilities subject to compromise" at March 30, 1996. Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from the rejection of executory contracts, including leases and from the determination of the court (or agreed to by parties-in-interest) of allowed claims for contingencies and disputed amounts.

     As debtor-in-possession, the Company has the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject certain executory contracts, including unexpired leases. Any claim for damages resulting from the rejection of an executory contr act or an unexpired lease is treated as a general unsecured claim in the Chapter 11 proceedings. The Company affirmed 13 leases (5 of which were modified on terms more favorable to Peaches) and rejected 8 leases.

                                                                     (Continued)

                        PEACHES ENTERTAINMENT CORPORATION

                          Notes to Financial Statements


     On August 5, 1996, the Company filed its plan of reorganization with the Bankruptcy Court. An amended plan of reorganization was filed on October 23, 1996. The amended plan of reorganization was confirmed by the Bankruptcy Court on January 17, 1997 (the "confirmation date"), and became effective February 3, 1997 (the "effective date"), subject to all conditions precedent being satisfied in which all conditions precedent were satisfied on February 19, 1997. Among the principle terms of the confirmed plan, subject to certain changes contained in the order of approval, are the following:

     o All unsecured creditors, including all the Company's inventory suppliers, but excluding landlords under leases rejected by the Company, are entitled to 100 percent of their allowed claims (the total of which is approximately $4,922,000). The Company's seven principal suppliers (whose allowed claims total approximately $4,372,000 out of such $4,922,000) are entitled to payment and inventory returns equal to approximately 70 percent of their allowed claims (80 percent in the case of one such supplier) within approximately 60 days after the effective date, and the balance (approximately $1,284,000) is payable with interest at prime over a period of 24 months commencing March 1997. The remaining unsecured creditors (whose allowed claims total approximately $550,000) were entitled to and received the full amount of their allowed claims on the effective date. The principal suppliers will be secured by a perfected first lien and security interest in the inventory originally distributed by the secured party which was sold to the Company or is otherwise in the possession and owned by the Company.

     o Landlords under the leases rejected by the Company in connection with the bankruptcy filing will be entitled to 30 percent of the allowed claims with respect to such leases, all of which will be payable on the effective date.

     o The mortgage holder will receive 100 percent of the allowed claim, with interest, in accordance with the amortization schedule previously in effect, except that the balloon payment on such mortgage which would otherwise have been due in September 1997 was extended to September 2002. All mortgage payments under the amortization schedule were paid timely during the Chapter 11 proceedings.

     o The priority tax claim in the approximate amount of $118,000, which is owed to the Florida Department of Revenue, will be payable with interest at 8 percent over 2 years from the effective date.

     o The priority administrative claims, including professional fees in the approximate amount of $200,000 which have been incurred in connection with the reorganization, are payable on the effective date.

     In order for the Company to be able to effect the Plan of Reorganization on the terms described above, the Parent, in exchange for the issuance to it of 20 million shares of the Company's authorized common stock, contributed $350,000 to the capital of the Company, waived an aggregate of $75,000 of dividends payable by the Company to the Parent, guaranteed, subject to the terms of the Plan, the approximately $1,284,000 which is due the principal suppliers in accordance with the foregoing, and loaned $700,000 to the Company. The loan will be repaid to the Parent with interest at prime over a period of four years beginning on the third anniversary of the effective date, subordinate to the amounts owed to the principal suppliers, and secured by inventory and all the assets of the Company.

     In March 1997, the Parent and the Company agreed that the above-described $700,000 loan would be reduced by an amount equal to the lesser of $200,000 or the difference between $1,000,000 and the total shareholders' equity of the Company as of the end of its 1997 fiscal year, without taking such debt reduction into account, and cause the amount of such aggregate debt reduction to be transferred to the capital account of the Company in exchange for shares of a new class of cumulative preferred stock, entitled Series C preferred stock, in an amount as shall be determined by dividing the amount of such aggregate debt reduction by $100. The Series C preferred stock to be so issued shall have a par value of $100 and a cumulative preferred dividend of 10% per annum. The approval of the holders of a majority of the shares of Series C preferred stock, voting as a separate class, shall be required with respect to all matters on which the shareholders have a right to vote.

                                                                     (Continued)

                        PEACHES ENTERTAINMENT CORPORATION

                          Notes to Financial Statements


(3)  Summary of Significant Accounting Policies

     (a)  Fiscal Year

          The Company's fiscal year consists of 52 or 53 weeks ending on the Saturday closest to the end of March. The fiscal years ended March 30, 1996, April 1, 1995 and April 2, 1994 consisted of 52 weeks, respectively.

     (b)  Cash Equivalents

          The Company considers highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Cash equivalents totaled approximately $1,082,100 and $89,000 at March 30, 1996 and April 1, 1995, respectively. The carrying amount approximates fair value because of the short-term maturity of these investments. The fair values are estimated based on quoted market prices for these or similar instruments.

          The Company has an agreement to purchase securities overnight under agreements to resell ("repos"). At March 30, 1996 and April 1, 1995, the outstanding repos, included above, approximated $0 and $37,000, respectively, which approximated market. The repos are collateralized by U.S. government and agency securities.

     (c)  Inventories

          Inventories,   comprised  of  compact  discs,  cassettes,  videos  and
          accessories, are stated at the lower of cost (principally average) including freight in, or market.

     (d)  Property and Equipment

          Property and equipment are stated at cost. The assets are depreciated over their estimated useful lives ranging from five to 31.5 years using both straight-line and accelerated methods. The Company's policy is to retire assets from its accounts as they become fully depreciated.

     (e)  Income Taxes

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

                                                                     (Continued)

                        PEACHES ENTERTAINMENT CORPORATION

                          Notes to Financial Statements


          Effective April 4, 1993, the Company adopted the provisions of Financial Accounting Standards Board's ("SFAS") No. 109, Accounting for Income Taxes and has reported the cumulative effect of that change in the method of accounting for income taxes in the statements of operations. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     (f)  Loss Per Common Share

          Loss per common share was computed by dividing net loss, after deducting preferred dividend requirements, by the weighted average number of common shares outstanding during the years. The weighted average number of common shares outstanding was 19,781,270 for the years ended March 30, 1996, April 1, 1995 and April 2, 1994.

     (g)  Store Closing Costs

          Store closing costs are recorded in the period the Company decides to close the store. Such costs include the book value of abandoned leasehold improvements, provision for the present value of future lease obligations, less estimated sub-rental income as well as other costs incident to the store closing.

     (h)  Reorganization Costs

          Reorganization costs include: (a) professional fees relating to legal, accounting and consulting services provided in connection with the Chapter 11 proceedings, (b) costs and expenses associated with the closing of locations, including an estimated accrual for the expected allowed claims related to rejected executory contracts.

     (i)  Use of Estimates by Management

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates. See discussion in note 2 concerning uncertainties due to Chapter 11 proceedings.

                                                                     (Continued)

                        PEACHES ENTERTAINMENT CORPORATION

                          Notes to Financial Statements


     (j)  New Accounting Standard

          In March 1995, the Financial Accounting Standards Board issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of, which became effective for fiscal years beginning after December 15, 1995. This standard establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain intangibles to be disposed of. The Company believes that adoption of this standard will not have a material impact on the financial condition or operating results of the Company.

     (k)  Reclassifications

          Certain amounts in the 1995 and 1994 financial statements have been reclassified to conform with the 1996 presentation.

(4)  Property and Equipment, net

     Property and equipment consist of the following at March 30, 1996 and April 1, 1995:

                                                         1996            1995
                                                         ----            ----
     Land                                            $   395,570       395,570
     Building                                            538,093       538,093
     Leasehold improvements                            1,867,903     3,356,279
     Furniture and equipment                           1,602,467     1,587,697
     Building under capitalized lease                    206,964       206,964
                                                     -----------   -----------
                                                       4,610,997     6,084,603
     Less accumulated depreciation and amortization   (2,767,289)   (3,011,734)
                                                     -----------   -----------
                                                     $ 1,843,708     3,072,869
                                                     ===========   ===========

                                                                     (Continued)

                        PEACHES ENTERTAINMENT CORPORATION

                          Notes to Financial Statements

(5)  Long-term Obligations


     Long-term obligations consists of the following at March 30, 1996 and April 1, 1995:

                                                                       1996         1995
                                                                   -----------   -----------
     Capital lease obligation, due in monthly installments of
           $3,382, including interest at 17.5%; final payment due
           March 2005                                              $   183,353       191,096


     Mortgage  payable, due in equal installments of $2,981  per month, plus interest at prime plus 0.5%; collateralized
          by the mortgaged property with depreciated cost of
          $819,244; final balloon payment of $284,500 due
          September 2002 (note 2)                                      478,238       514,013


     Lease obligation on closed store, net of sublease
          rentals, including interest at 10%, payable in monthly
          installments until November 2004, subject to
          compromise at March 30, 1996 (note 2)                           --         334,573


     Settlement agreement with former director/shareholder,
          due in monthly installments of $5,699, final
          payment due January 2000                                     273,550          --
                                                                   -----------   -----------
                                                                       935,141     1,039,682
                                                                      (124,774)     (110,028)
                                                                   -----------   -----------
     Less current portion                                          $   810,367       929,654
                                                                   ===========   ===========


     The capital lease pertains to the building portion of property owned by one director and one former director. The rent expense on the land portion of this lease was $113,000 for 1996 and $99,000 for 1995 and 1994.

     The following represents future minimum lease payments under the capital lease obligation:

                            Fiscal year                            Amount
                            -----------                            ------
                               1997                               $40,600
                               1998                                40,600
                               1999                                40,600
                               2000                                40,600
                               2001                                40,600
                            Thereafter                            162,160
                                                                  -------
                   Total minimum lease payments                   365,160
                   Less amount representing interest             (181,807)
                                                                 --------
                   Present value of minimum lease
                      payments                                   $183,353
                                                                 ========

                                                                     (Continued)

                        PEACHES ENTERTAINMENT CORPORATION

                          Notes to Financial Statements

     Maturities   of  long-term   obligations,   excluding   the  capital  lease
     obligation, to maturity, are as follows:




                      Fiscal year                              Amount
                      -----------                              ------
                          1997                               $115,560
                          1998                                104,162
                          1999                                104,163
                          2000                                92,765
                          2001                                35,775
                       Thereafter                             299,363
                                                             --------
                                                             $751,788
                                                             ========

     The Company has a standby letter of credit of $64,800 available to a landlord that was not drawn upon as of March 30, 1996. The letter of credit is fully collateralized by a certificate of deposit, which is included in other assets. In addition, the Company has an irrevocable letter of credit of $150,000 that was not drawn upon as of March 30, 1996.

(6)  Accrued Liabilities


     Accrued liabilities consist of the following at March 30, 1996 and April 1, 1995:



                                                             1996        1995
                                                          ----------  ----------
           Gift certificate and credit slip liability     $  371,647     484,501
           Payroll and related benefits                      196,699     141,002
           Taxes payable                                     280,191     134,318
           Other                                             254,517     904,109
                                                          ----------  ----------

                                                          $1,103,054   1,663,930
                                                          ==========  ==========

(7)  Liabilities Subject to Compromise


     Liabilities subject to compromise at March 30, 1996 include the following:

          Lease rejection claims                         $   600,000
          Trade and other miscellaneous claims             5,071,434
                                                         -----------
                                                         $ 5,671,434
                                                         ===========


     Liabilities subject to compromise under the Chapter 11 proceedings include substantially all trade and other payables as of the petition date. As discussed in note 2, payment of these liabilities, including the maturity of debt obligations, were stayed while the Company continued to operate as a debtor-in-possession.

     On January 17, 1997, the Company's plan of reorganization was confirmed by the Bankruptcy Court. During fiscal 1997, the Company recorded an extraordinary gain of approximately $488,000 as a result of the settlement of lease rejection claims and vendor liabilities (note 2) (unaudited).

                                                                     (Continued)

                        PEACHES ENTERTAINMENT CORPORATION

                          Notes to Financial Statements


(8)  Commitments and Contingencies


     (a)  Leases

          The Company is a lessee under  various  operating  leases,  several of which provide for percentage rent. An insignificant amount of percentage rent was incurred in each of the years in the three-year period ended March 30, 1996. Most of the leases contain renewal options. In connection with the Chapter 11 filing, the Company affirmed 13 leases (5 of which were modified on terms more favorable to Peaches) and rejected 8 leases.

          The aggregate minimum rental commitments under all noncancelable operating leases at March 30, 1996 (including any modifications due to leases rejected and affirmed), which are subject to further modification in the Chapter 11 proceedings, are as follows:


                       Fiscal year                   Amount
                       -----------                   ------
                          1997                    $1,173,515
                          1998                     1,033,769
                          1999                       855,836
                          2000                       646,112
                          2001                       545,822
                       Thereafter                    511,745
                                                  ----------
                                                  $4,766,799
                                                  ==========


          Rental expense under noncancelable operating leases, included in selling, general and administrative expenses in the accompanying statements of operations amounted to $1,853,000, $2,367,000 and $2,531,000, respectively, for each of the years in the three-year period ended March 30, 1996.

          Rental expense on two stores owned by two directors and/or their relatives was $215,417, $251,667 and $245,250, respectively, for each of the years in the three-year period ended March 30, 1996.

     (b)  Legal Matters

          The Company has been party to a lawsuit involving the Company's closing of a store which it had leased in Charlotte, North Carolina and its refusal to pay rent with respect to such store from and after February 1991. In February 1995, the court entered a judgment ordering the Company to pay the sum of $405,460 to plaintiff. The Company recorded a charge to operations for the year ended April 1, 1995 related to the loss on such litigation and paid such amount in March 1995.

          The Company is a party to various other claims, legal actions and complaints arising in the ordinary course of its business in the opinion of management, all such matters are without merit or involve such amounts that unfavorable disposition will not have a material impact on the financial position or results of operations of the Company.

                                                                     (Continued)

                        PEACHES ENTERTAINMENT CORPORATION

                          Notes to Financial Statements


     (c)  Employment Agreement


          On March 18, 1996, the United States Bankruptcy Court Southern District of Florida approved the settlement of an employment agreement with a former officer. Peaches is to pay an amount of $273,550 over a period of four years (note 5). Under the original terms of the employment, the officer would have been entitled to in excess of $870,000 in the aggregate.

     (d)  Management Agreement


          On March 29, 1993, as amended, the Company entered into a management and intercorporate agreement (the "Management Agreement") with the Parent whereby the Company was required to pay the Parent an annual fee; the Parent was required to provide the Company with the services of the person who is the president and chairman; the Parent was required to pay the Company for certain accounting and administrative services performed by the Company; and so long as the Parent and the Company filed consolidated income tax returns, their respective liabilities for such taxes would be equitably apportioned as provided in such agreement. Effective as of the close of business on December 31, 1995, the Management Agreement was terminated and replaced with three new agreements which became effective January 1, 1996. In lieu of paying a management fee to the Parent, the three new agreements require payment to the Parent's president and chairman as long as he continues to provide services similar to those performed under the original Management Agreement.

(9)  Shareholders' Equity

     For each of the years in the three-year period ended March 30, 1996, the Company had 2,500 shares of $100 par, 11 percent, Series A Cumulative Preferred Stock and 2,500 shares of $100 par, 13 percent, Series B Cumulative Preferred Stock authorized, issued and outstanding. The Parent is the owner of all outstanding shares of Preferred Stock. In connection with the reorganization, the Parent agreed to waive dividends in its shares for the period beginning January 1, 1996 and ending March 29, 1997. The Company can issue up to 50,000 shares of preferred stock, and the directors have the authority to issue such shares in one or more additional series. Each share of Series A and Series B Cumulative Preferred Stock is entitled to one vote and has the same voting powers as the common stock, except that all matters on which the vote of shareholders is required must, in order to be approved, receive the requisite vote of either (i) both the Series A and Series B, voting as separate classes or (ii) the common stock and either the Series A or Series B, voting as separate classes. The shares of Series A stock may be convertible into shares of the Company's common stock upon the holders' compliance with cer tain surrender and notice provisions. In March 1997, the conversion feature was eliminated. The liquidating value for both the Series A and Series B shares is par value plus all accrued and unpaid dividends.

(10) Pension Plan


     Effective September 15, 1994, the Company curtailed its noncontributory defined benefit plan which it had maintained with its Parent. As a result of this curtailment all future benefit accruals were eliminated and accrued benefits became fully vested. The net impact of this curtailment and settlement in plan liabilities is a loss of $24,949, which is reflected in selling, general and administrative expenses in fiscal year 1995.

                                                                     (Continued)

                        PEACHES ENTERTAINMENT CORPORATION

                          Notes to Financial Statements

(11) Income Taxes


     The provision (benefit) for income taxes consists of:

                                            1996           1995          1994
                                          ---------     ---------     ---------
              Current:
                      Federal             $    --        (240,000)      (36,000)
                      State                    --            --            --
                                          ---------     ---------     ---------
                                               --        (240,000)      (36,000)
              Deferred:
                      Federal                  --         292,000       (58,000)
                      State                    --          45,000          --
                                          ---------     ---------     ---------
                                               --         337,000       (58,000)
                                          ---------     ---------     ---------
                                          $    --          97,000       (94,000)
                                          =========     =========     =========

     Reasons for differences between income tax provision (benefit) and the amount computed by applying the statutory federal income tax rate of 34 percent to pretax loss were:

                                                               1996        1995        1994
                                                            ---------   ---------   ---------
            Income tax benefit at applicable statutory tax
               rate of loss before income taxes             $(821,000)   (645,000)    (94,000)
            Add:
               State income tax benefit, net of federal
                 benefit                                      (81,000)    (79,000)       --
               Change in valuation allowance                  852,000     811,000        --
               Other                                           50,000      10,000        --
                                                            ---------   ---------   ---------
            Income tax provision (benefit) for the year     $    --        97,000     (94,000)
                                                            =========   =========   =========

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at March 30, 1996 and April 1, 1995 are presented below.

                                                                         1996         1995
                                                                     -----------   -----------
                Deferred tax assets:
                   Inventories, principally due to additional costs
                      capitalized for tax purposes                   $    87,340        50,051
                   Property and equipment, net, principally due to
                      differences in depreciation                        152,139       187,037
                   Accrued rent, principally due to accrual for
                      financial reporting purposes                        90,780       202,758
                   Provision for store closings                           80,340       208,114
                   NOL carry forward                                   1,099,553       126,026
                   Accrued expenses                                      177,185        62,147
                   Other                                                  28,427        27,125
                                                                     -----------   -----------
                Total gross deferred tax assets                        1,715,764       863,258
                   Less valuation allowance                           (1,715,764)     (863,258)
                                                                     -----------   -----------
                Net deferred tax assets                              $      --            --
                                                                     ===========   ===========

                                                                     (Continued)

                        PEACHES ENTERTAINMENT CORPORATION

                          Notes to Financial Statements


     At March 30, 1996, the Company has a net operating loss carryforward for federal income tax purposes of approximately $2,912,000 which is available to offset future federal taxable income, if any, through 2011.


     A valuation allowance is provided to reduce deferred tax assets to a level which, more likely than not, will be realized. The net deferred assets reflect management's estimate of the amount which will be realized from future profitability which can be predicted with reasonable certainty.


(12) Fair Value of Financial Instruments

     It was not practicable to estimate the fair value of the Company's financial instruments due to the Chapter 11 proceedings. The impact of the confirmed plan of reorganization on the estimated fair value of the Company's financial instruments is disclosed in note 2.

(13) Business and Credit Concentrations


     The retail sale of prerecorded music and video products is highly competitive. The Company's share of the retail market in the Southeastern United States is not significant. However, management believes the Company has certain competitive advantages, including more convenient store locations, a large selection of inventory and superior customer service.

     The Company purchased approximately 81 percent of its merchandise from seven principal suppliers (BMG, CEMA, PGD, Sony, Uni, WEA and Bassin) during the fiscal year ended March 30, 1996. Purchases from given suppliers are, to a great extent, determined by which of them are manufacturing or distributing the most popular prerecorded music products at a given time, as well as the credit and other terms on which such suppliers are willing to sell to the Company.

     The Company is not obligated to purchase merchandise from any supplier. It has numerous alternate sources of supply for inventory, although in some cases, the expenses are or would be greater if such alternate sources are utilized.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III


Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     As of the date of this filing, the directors and executive officers of PEC are:

    Name                         Position                               Age
    ----                         --------                               ---

Allan Wolk        Chairman of the Board,
                    President (Chief Executive
                   Officer) and Director                                 58

Brian Wolk        Executive Vice-President and Director                  31

Jason Wolk        Executive Vice-President, Chief Financial Officer
                  (Principal Financial and Accounting Officer),
                  Treasurer and Director                                 29



     Allan Wolk has been the Chief Executive Officer and a director of PEC since its formation in 1982. He has also been the Chief Executive Officer of URT since its formation. He has been engaged in the prerecorded music business for more than 35 years, principally in the rack merchandising and retail segments thereof.

     Brian Wolk, an attorney, has been employed by PEC in various capacities and at various times since 1982 and has been employed by it, full time, since 1992. He is a son of Allan Wolk. He has been a director of PEC and URT since 1994 and a vice-president of both companies since June of 1995. He was appointed Executive Vice-President of both companies in March, 1996.

     Jason Wolk, a certified public accountant, has been employed by PEC in various capacities and at various times since 1983 and has been employed by it, full time, since 1994. He is a son of Allan Wolk. Prior to his full time employment by PEC, he had been employed as an accountant by KPMG Peat Marwick LLP. He has been a director of PEC and URT since 1994 and a vice-president and the secretary of both companies since June, 1995. He was appointed Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer) of both companies in September, 1995, and was appointed Executive Vice-President of both companies in March, 1996.

     The term of office of each director continues until the next annual meeting of the stockholders and until his or her successor is elected. Mr. Wolk has an employment agreement with URT. (See "EXECUTIVE COMPENSATION--Employment Contracts"). Under the management agreements referred to above, PEC has the right to use the services of Mr. Wolk. (See "BUSINESS- -Management Agreements Between URT and PEC").


Item 11.    EXECUTIVE COMPENSATION

     The following table sets forth compensation paid or accrued by PEC for services rendered in all capacities to it during the 1996 fiscal year and the two prior fiscal years to (i) PEC's chief executive officer ("CEO") and (ii) each of the other most highly compensated executive officers of PEC whose cash compensation exceeded $100,000 and who were serving as executive officers at the end of the 1996 fiscal year or for whom disclosure would otherwise be provided but for the fact that such person was no longer serving as an executive officer at the end of such fiscal year.


Summary Compensation Table

                  Annual Compensation                                                Long Term Compensation
                  -------------------                                                ----------------------
                                                                                       Awards             Payouts
                                                                                       ------             -------

                                                                                                            Long
                                                                                              Options/      Term
                                                           Other                              Stock         Incen.      All
                                                           Annual            Restricted       App.          Plan        Other
Name and          Fiscal      Salary            Bonus      Compensa-              stock       Rights        Pay-outs    Compensa-
position          Year        ($)               ($)        tion($)           award(s)($)      (#)           ($)         tion($)
--------          ----        ---               ---        -------           -----------      ---           -------     -------
Allan Wolk,       1996        125,000(2)         -0-          -0- (2)            -0-           -0-          -0-        308,222(5)
Chairman          1995         -0-   (2)         -0-          -0- (2)            -0-           -0-          -0-             -0-
  & CEO           1994         -0-   (2)         -0-          -0- (2)            -0-           -0-          -0-             -0-

David Jackowitz,  1996        247,947(1)         -0-              (4)            -0-           -0-          -0-        244,900(5)
Vice-Pres. &      1995        289,897            -0-              (4)            -0-           -0-          -0-             -0-
Treas.(1)         1994        326,889            -0-        33,646(3)            -0-           -0-          -0-             -0-


----------

(1)  Mr.  Jackowitz  is no  longer  employed  by PEC,  and no  longer  holds any position with PEC or URT, due to the termination of his employment, effective as of September 30, 1995. The salary listed as paid to him with respect to 1996 represents ordinary salary payments through the date of termination ($115,576) and consulting fees paid subsequent to such termination ($132,371) pursuant to a consulting arrangement with him. Such consulting arrangement has since been terminated by PEC in connection with the Chapter 11 proceeding. (See "EXECUTIVE COMPENSATION--Employment Contracts" and "LEGAL PROCEEDINGS").

(2) Mr. Wolk is employed and compensated under an employment agreement with URT which continues in effect until March 31, 2000. PEC receives the services of Mr. Wolk under the management agreements described above (See 'BUSINESS--Management Agreement Between URT and PEC"). Pursuant to such agreements, effective only as of January 1, 1996, PEC became obligated to pay to Mr. Wolk a salary at the rate of $500,000 per annum and the amount so paid by PEC to Mr. Wolk is credited against the amount payable by URT to Mr. Wolk pursuant to the employment agreement between them.

(3) Includes life insurance premiums and amounts required to be credited to Mr. Jackowitz under his then-existing employment agreement with PEC against amounts which were then owed by him to URT.

(4) Pursuant to applicable rules, information is not included with respect to other annual compensation which does not exceed the lesser of $50,000 or 10% of the salary and bonus reported for the named executive officer.

(5) The amounts set forth above represent a one-time distribution to such individuals as a result of the termination of the pension plan described below.

Employment Contracts

     When the 1996 fiscal year began, an Amended and Restated Employment Agreement dated December 14, 1994 (the "Jackowitz agreement") had been in place between PEC and David Jackowitz, who also served as President, Treasurer and a director of URT. Such employment was terminated by PEC effective as of September 30, 1995 pursuant to a provision of the Jackowitz agreement which so authorized PEC to terminate Mr. Jackowitz' employment, without cause, at any time beginning on such date. Pursuant to the provisions of the Jackowitz agreement pertaining to the termination of his employment, Mr. Jackowitz was required to provide consulting services to PEC, up to a maximum of 10 hours per month, beginning on the effective date of his termination and continuing until September 3, 2005. PEC, in consideration for such consulting services, was required to provide a variety of health and other benefits to Mr. Jackowitz, and was further required to pay to him compensation at the rate of $225,000 per annum during the first year, $125,000 per annum during the second year and $65,000 per annum during the balance of the consulting period.

     As a result of the Chapter 11 proceeding, PEC took action to reject the executory portion of the Jackowitz agreement. Mr. Jackowitz contended that he was entitled to the full amount provided under such agreement. Such position on the part of Mr. Jackowitz was challenged by PEC, and ultimately resulted in a settlement with him. Pursuant to the terms of such settlement, which was approved by the Bankruptcy Court, the Jackowitz agreement is rejected and Mr. Jackowitz received the sum of $9,000, as an administrative claim, upon confirmation of the Plan, and, as reflected in the financial statements for the 1996 fiscal year, is entitled to payment of the sum of $273,550 over a period of 4 years, payable in equal monthly installments commencing February, 1996. Pursuant to the terms of such settlement, Mr. Jackowitz also released PEC and URT from any and all liabilities (except those described immediately above) and also executed a confidentiality agreement and an indemnification agreement in the same form as agreements previously signed by him. Under the agreement with Mr. Jackowitz which had previously been in effect (and which is described in the preceding paragraph), the amount that would have been payable to Mr. Jackowitz if such agreement had remained in effect would have exceeded $870,000.

Compensation Committee Interlocks and Insider Participation

     PEC does not have a compensation committee or other board committee performing equivalent functions. During the 1996 fiscal year, all deliberations concerning executive officer compensation or any other arrangements between PEC and any executive officers were conducted by PEC's full board of directors, provided, however, that no director voted on compensation payable to him as an executive officer or any other arrangement between him and PEC.

Pension Plan

     In March of 1995, PEC and URT decided to terminate the PEC defined benefit pension plan and trust (the "Pension Plan"), effective May 12, 1995, and to file documents with the Internal Revenue Service for such purpose. On February 7, 1996, the Internal Revenue Service issued a determination letter that the termination of the Pension Plan does not adversely affect its qualification for federal tax purposes. As a result, the assets of the Pension Plan have been distributed to Pension Plan participants.

     Interests in the Pension Plan were computed on the basis of compensation and service. As a result of the termination of the Pension Plan, the following executive officers or former executive officers received one-time distributions in the amounts set forth below:

             Name of Individual                           Amounts
             ------------------                           -------
             Allan Wolk                                   $ 308,222
             David Jackowitz                              $ 244,900



Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

     As of the date of this filing, URT is the beneficial owner of approximately 37,213,370 shares of PEC common stock, constituting approximately 93.5% of the issued and outstanding shares of such common stock, and all of PEC's issued and outstanding shares of Series A and Series B preferred stock. All of such shares of PEC stock are owned directly with voting and investment power. PEC has also agreed to issue to URT shares of a new series of preferred stock. (See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS").

     As set forth in the following table, Allan Wolk and members of his immediate family own approximately 30% of URT's Class A common stock and approximately 58% of URT's Class B common stock. The two classes of URT's common stock are identical except that each class votes separately so that all matters requiring the vote of stockholders require the approval of both classes of common stock voting as separate classes. By reason of such ownership and his position as Chairman of URT and Chairman of PEC, Mr. Wolk may be deemed to have effective control of PEC.

     The following table contains information concerning the number of shares of each class of URT's common stock which was owned by each person who, as of February 12, 1997, owned, beneficially, more than 5% thereof, and the number of shares of each class of such stock owned beneficially, directly or indirectly, by each executive officer and director and by all directors and executive officers as a group on such date:

                                                              Amount & Nature
                                                              of Beneficial                    Percent
Title of Class                    Name                          Ownership                      of Class
--------------                    ----                          ---------                      --------
Class A Common                    Executive Officers
Stock, par value                  and Directors
$.01 per share
                                  Allan Wolk                   3,194,186(1)                  29.4%


                                  Allan Wolk and
                                  Lawrence Strauss,
                                  as Trustees                     33,072(2)                   *

                                  Brian Wolk                      12,980(3)                   *




                                  Jason Wolk                      17,480(3)                   *


                                  All officers and
                                  directors as a
                                  group (3 persons)            3,257,718                      30.0


                                  Other

                                  Scorpio Music, Inc.
                                  P. O. Box A
                                  Trenton, N.J. 08691  1,195,550(4)                           11.0%


                                                                      Amount & Nature
                                                                       of Beneficial               Percent
Title of Class                    Name                                  Ownership                  of Class
--------------                    ----                                  ---------                  --------
Class B Common                    Executive Officers and Directors
Stock, par value
$.01 per share                    Allan Wolk                             786,654(5)                 58.4%

                                  All officers and
                                  directors as a
                                  group (1 person)                       786,654                    58.4%

(1) Includes 3,150,786 shares owned by Allan Wolk, 25,920 shares owned by his wife and 17,480 shares held by him for his daughter. However, Mr. Wolk has renounced all voting and investment power with respect to those shares of URT which are held by him for his daughter. He believes that his wife will vote the shares owned by her in favor of proposals which he favors, but disclaims beneficial ownership of any shares owned by her or held for the benefit of his daughter.

(2) Such shares are held by Lawrence Strauss and Allan Wolk as trustees for the benefit of children of Sheffield Wolk, Mr. Wolk's brother. Allan Wolk has renounced all voting and investment power with respect to those shares of URT which are so held in trust for the benefit of children of Mr. Wolk's brother. All such powers as trustee are exercised exclusively by the co-trustee, and Mr. Wolk disclaims beneficial ownership of such shares.

(3) Such shares are held in the name of Allan Wolk, as custodian. However, Mr. Wolk has renounced all voting and investment power with respect to those shares of URT which are held by him for his two sons, and disclaims beneficial ownership of such shares. Such shares, being listed separately here, are not included under the shares listed as beneficially owned by Allan Wolk.

(4) Based on information supplied by URT's transfer agent. Does not include 160,000 shares reported in a Schedule 13D, dated June 14, 1989, as owned by John T. Gervasoni, Scorpio's reported president and 100% shareholder, as to which no confirmation of ownership has been made by URT's transfer agent.

(5) Includes 780,174 shares owned by Allan Wolk and 6,480 shares owned by his wife. Mr. Wolk believes that his wife will vote the shares owned by her in favor of proposals which he favors, but disclaims beneficial ownership of such shares.

(*)  Less than one percent.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     As a result of their purchase in 1983 from an unaffiliated third party seller, Allan Wolk and his brother, Sheffield Wolk, a former director of PEC, are the owners of the land and building on which the PEC store in Fort Lauderdale, Florida is located. Such property was and continues to be subject to a lease with PEC as tenant, which had been negotiated by the prior owner. During the 1995 fiscal year, PEC made and paid for certain renovations to the premises. Based on the provisions of the lease, the owners agreed to be responsible for $26,225 of the cost of such renovations which, with interest, is being deducted by PEC over a period of 36 months.

     In December, 1984, PEC entered into a long-term lease with Allan Wolk and Sheffield Wolk for premises owned by them in Orlando, Florida. The lease term commenced in December, 1984, and is for a period of twenty years with two additional five year terms. The lease is a triple net lease. The lease provides for a net minimum rental rate of $125,000 per annum from the rental commencement date through March 31, 1985; a rate of $140,000 per annum during the following five year period; a rate of $145,000 per annum during the next five year period; a rate of $160,000 during the next five year period; and increases of $5,000 during every five year period thereafter. Notwithstanding the foregoing, commencing with the sixth rental year, if net sales at the store during any rental year are less than $1,800,000, the annual net minimum rental rate for such year will be the same as that which had been in effect during the preceding five year period. The lease was approved by disinterested directors and, in the opinion of management, is as reasonable as those which could have been obtained from unaffiliated third parties.

     Because of the profitability of the above-referenced Fort Lauderdale and Orlando stores, the leases for such two stores were among the leases which PEC elected to assume during its Chapter 11 proceeding with the approval of the Bankruptcy Court (See "LEGAL PROCEEDINGS").

     During the first approximately nine months of the 1996 fiscal year, there had been a lease in effect between PEC, as tenant, and Allan Wolk, his sister and two children of his brother, as landlord, applicable to a store operated by PEC in North Miami Beach, Florida. Because the North Miami Beach store had recently become unprofitable for PEC, and remained unprofitable for PEC even after the landlord had authorized PEC, in July 1995, to begin paying rent at a lower amount than that required under the lease between the parties, the lease applicable to such store was among the leases as to which PEC elected, with the approval of the Bankruptcy Court, to exercise its right to reject as a result of the Chapter 11 proceeding. Such lease had previously been approved by disinterested directors (See "LEGAL PROCEEDINGS").

     In April, 1989, PEC's board of directors authorized PEC to enter into agreements with its officers and directors under which they would be entitled to be indemnified by PEC and have their expenses advanced to them in the event of any claim against them in their capacities as officers and directors. Such agreements were entered into with all then-existing officers and directors of PEC on or about May 22, 1989. On or about July 14, 1995, and pursuant to the further authorization of the board of directors on such date, PEC entered into indemnification agreements with the two additional officers and directors, Brian Wolk and Jason Wolk, who were appointed to their respective positions subsequent to 1989. The indemnification agreements so entered into with Brian Wolk and Jason Wolk are in the same form as the indemnification agreements entered into in 1989 with the then-existing officers and directors.

     On or about October 16, 1995, URT loaned to PEC the sum of $250,000 for its short term holiday season cash needs. Such loan was evidenced by a promissory note under which PEC was required to repay such amount to PEC on November 19, 1995 with interest at the rate of 7% per annum. Such amount was so repaid by PEC to URT on or about December 13, 1995.

     In order for PEC to be able to effect the Plan of Reorganization on the terms described above, URT, in exchange for the issuance to it of 20,000,000 shares of PEC's authorized common stock (including 218,730 treasury shares), agreed that, subject to the terms of the Plan, it would contribute $350,000 to the capital of PEC, waive an aggregate of $75,000 of dividends payable by PEC to URT with respect to the period running from January 1, 1996 to March 31, 1997, guarantee the approximately $1,284,000 which is due to PEC's principal suppliers after the Effective Date pursuant to the arrangements described in "LEGAL PROCEEDINGS" above and lend $700,000 to PEC. In order to facilitate the issuance of such shares to URT, URT also waived its right to convert to common stock the Series A preferred stock of PEC which is owned by URT. The loan by URT to PEC was made on the Effective Date and is required to be paid back by PEC with interest at the prime rate charged by Chase Manhattan Bank, N.A. over a period of four years beginning on the third anniversary of the Effective Date. The debt so owed by PEC to URT is subordinate to the amounts owed to PEC's principal suppliers, and is secured by a second mortgage on PEC's Mobile, Alabama property.

     On or about March 25, 1997, URT and PEC agreed that the above-described $700,000 loan from URT to PEC would be reduced by an amount equal to the lesser of $200,000 or the difference between $1,000,000 and the total shareholders' equity of PEC determined in the audited financial statements as of the end of its 1997 fiscal year, without taking such debt reduction into account, and cause the amount of such aggregate debt reduction to be transferred to the capital account of PEC in exchange for shares of a new class of cumulative preferred stock, entitled Series C preferred stock, in an amount as shall be determined by dividing the amount of such aggregate debt reduction by $100. The Series C preferred stock to be so issued will have a par value of $100 and a cumulative preferred dividend of 10% per annum. The approval of the holders of a majority of the shares of Series C preferred stock, voting as a separate class, shall be required with respect to all matters on which the shareholders have a right to vote.

                                     PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

           (a)  The following documents are filed as part of this report.

                                                                           Page
                                                                           ----

                1.       Financial Statements

                         Table of Contents                                  16

                         Independent Auditors' Report                       17

                         Peaches Entertainment Corporation
                         Financial Statements:

                            Balance sheets as of March 30,
                            1996 and April 1, 1995                          18


                            Statements of operations for each of
                            the years in the three year period
                            ended March 30, 1996                            19

                            Statements of shareholders' equity
                            for each of the years in the three
                            year period ended March 30, 1996                20

                            Statements of cash flows for each
                            of the years in the three year period
                            ended March 30, 1996                            21

                            Notes to financial statements.                  23

                2.       Financial Statement Schedules

                         Schedules have been omitted which are
                         not applicable or where the required
                         information is shown in the financial
                         statements or the notes thereto.

                3.       Exhibits

Exhibit No.
-----------

3.1 Articles of Incorporation of Peaches Entertainment Corporation ("PEC") dated March 3, 1982, incorporated by reference to Exhibit No. 3.3 to URT Industries, Inc. ("URT") and PEC's Registration Statement No. 2-81065.

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

10.59 Agreement No. 1 dated as of October 1, 1994 to Management and Intercorporate Agreement dated May 29, 1993 between URT and PEC, incorporated by reference to Exhibit 10(iiii) to URT's Form 10-K Annual Report dated June 29, 1995.

10.60 Letter Agreement dated January 1, 1996 between URT and PEC pertaining to termination of Management and Intercorporate Agreement dated March 29, 1993, incorporated by reference to
               Exhibit 10(jjjj) to URT's Form 10-K Annual Report dated April 25, 1997.

10.61 Letter Agreement dated January 1, 1996 between URT and PEC pertaining to services of Allan Wolk, incorporated by reference to Exhibit 10(kkkk) to URT's Form 10-K Annual Report dated April 25, 1997.

10.62 Indemnification Agreement dated July 14, 1995 between Brian Wolk and PEC.

10.63 Indemnification Agreement dated July 14, 1995 between Jason Wolk and PEC.

10.64 PEC's Amended Plan of Reorganization, dated October 23, 1996, incorporated by reference to Exhibit 1 to PEC's Form 8-K dated April 7, 1997.

10.65          Order  Confirming  PEC's  Amended  Plan  of  Reorganization,   as
               Modified,  dated January 17, 1997,  incorporated  by reference to
               Exhibit 2 to PEC's Form 8-K dated April 7, 1997.

10.66          URT Promissory Note dated January 27, 1997 made by PEC to URT.

10.67          Security Agreement dated January 27, 1997 between PEC and URT.

10.68 Mortgage Agreement with Assignment of Rents, Security Agreement and Fixture Filing dated January 27, 1997 by PEC in favor of URT.

10.69          Reimbursement  Agreement  dated  January 27, 1997 between PEC and
               URT.

10.70 Subordination Agreement dated January 27, 1997 between PEC, URT and selected creditors.

10.71 Subordination Agreement dated January 27, 1997 between PEC, URT and creditor.

10.72 Surrender and Waiver Agreement dated January 27, 1997 between PEC and URT.

10.73          Waiver Agreement dated March 1, 1997 between PEC and URT.

10.74          Stock  Purchase  Agreement  dated March 24, 1997  between PEC and
               URT.

27             Financial Data Schedule

                (b)  Reports on Form 8-K.


                A report on Form 8-K, dated January 16, 1996, was filed by PEC on or about January 26, 1996 to report PEC's filing for protection from its creditors under Chapter 11 of the Bankruptcy Code and the closing of three stores. PEC filed Forms 8-K dated July 10, 1996, August 22, 1996 and November 22, 1996, on or about such dates, in order to report the effects of such Chapter 11 proceeding on PEC's ability to file this annual report and certain quarterly reports. PEC filed a report on Form 8-K dated April 7, 1997, on or about such date, in order to report on the Plan of Reorganization.

                                   SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           PEACHES ENTERTAINMENT CORPORATION

                                           By:     s/Allan Wolk
                                                ------------------------
                                                Allan Wolk,
                                                Chairmain of the Board

Dated:  April 25, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Title Date

By:    s/Allan Wolk                                            April 25, 1997
       --------------------------------
       Allan Wolk,
       Chairman of the Board ,
       President (Principal
       Executive Officer) and Director


By:    s/Brian Wolk                                            April 25, 1997
       --------------------------------
       Brian Wolk, Executive
       Vice President and Director

By:    s/Jason Wolk                                            April 25, 1997
       --------------------------------
       Jason Wolk, Executive
       Vice President, Treasurer
       (Principal Financial and
       Accounting Officer),
       Secretary and Director

       Index of Exhibits to Form 10-K of Peaches Entertainment Corporation
           (Commission File No. 0-12375) for year ended March 30, 1996



Exhibit No.                                 Description

10.62 Indemnification Agreement dated July 14, 1995 between Brian Wolk and PEC.

10.63 Indemnification Agreement dated July 14, 1995 between Jason Wolk and PEC

10.66          URT Promissory Note dated January 27, 1997 made by PEC to URT.

10.67          Security Agreement dated January 27, 1997 between URT and PEC.

10.68 Mortgage Agreement with Assignment of Rents, Security Agreement and Fixture Filing dated January 27, 1997 by PEC in favor of URT.

10.69          Reimbursement  Agreement  dated  January 27, 1997 between URT and
               PEC.

10.70 Subordination Agreement dated January 27, 1997 between PEC, URT and selected creditors.

10.71 Subordination Agreement dated January 27, 1997 between PEC, URT and creditor.

10.72 Surrender and Waiver Agreement dated January 27, 1997 between URT and PEC.

10.73          Waiver Agreement dated March 1, 1997 between URT and PEC.

10.74          Stock  Purchase  Agreement  dated March 24, 1997  between URT and
               PEC.


27             Financial Data Schedule