Form 10-Q
period 1996-06-29
PEACHES ENTERTAINMENT CORP
filed 1997-05-29
CIK 709197

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934





For Quarter Ended June 29, 1996                     Commission File No. 0-12375


                        PEACHES ENTERTAINMENT CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)


                  Florida                                    59-2166041
       (State or Other Jurisdiction                   (I.R.S. Employer I.D. No.)
     of Incorporation or Organization)


1180 E Hallandale Beach Blvd., Hallandale, FL                   33009
  (Address of Principal Executive Offices)                   (Zip Code)


Registrant's telephone number, including area code:       (954) 454-5554


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                                                  YES       NO   X
                                                      ----     ----


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

At June 29, 1996, there were outstanding:

19,781,270 shares of common stock

                        PEACHES ENTERTAINMENT CORPORATION

                                      Index


PART I. FINANCIAL INFORMATION

  Item 1.  Financial Statements

            Condensed Balance Sheets-June 29, 1996 (Unaudited)
               and March 30, 1996                                              3

            Condensed Statements of Operations and Retained
               Earnings (Deficit) Three  Months Ended June 29, 1996
               and July 1, 1995 (Unaudited)                                    4

            Condensed  Statements of Cash  Flows-Three  Months Ended
               June 29, 1996 and July 1, 1995 (Unaudited)                      5

            Notes to Condensed Financial Statements                            6

  Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                      10

PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings                                                  12

  Item 3.  Default Upon Mortgage Payable                                      14

  Item 6.  Exhibits and Reports on Form 8-K                                   14

SIGNATURES                                                                    15

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                        PEACHES ENTERTAINMENT CORPORATION

                            Condensed Balance Sheets

                        June 29, 1996 and March 30, 1996


                                                                   June 29,       March 30,
                                   Assets                            1996           1996
                                                                 -----------    -----------
                                                                  (unaudited)
Current assets:
     Cash and cash equivalents                                   $ 1,433,081      1,917,566
     Inventories                                                   3,830,275      4,954,260
     Prepaid inventory                                               396,981        254,249
     Prepaid expenses and other current assets                       201,647        279,346
     Refundable income taxes                                           9,136          9,136
                                                                 -----------    -----------
         Total current assets                                      5,871,120      7,414,557
Property and equipment, net                                        1,797,778      1,843,708
Other assets                                                         164,594        184,351
                                                                 -----------    -----------
                                                                 $ 7,833,492      9,442,616
                                                                 ===========    ===========

                      Liabilities and Shareholders' Equity

Liabilities not subject to compromise

Current liabilities:
     Current portion of long-term obligations                        113,785        124,774
     Accounts payable                                                428,651        103,038
     Accrued liabilities                                           1,130,849      1,103,054
                                                                 -----------    -----------
         Total current liabilities                                 1,673,285      1,330,866
Long-term obligations                                                781,849        810,367
Deferred rent                                                        199,860        200,723
                                                                 -----------    -----------
         Total liabilities not subject to compromise               2,654,994      2,341,956

Liabilities subject to compromise                                  4,280,167      5,671,434
                                                                 -----------    -----------
         Total liabilities                                         6,935,161      8,013,390
                                                                 -----------    -----------

Shareholders' equity:
     Preferred  stock, $100 par value;
        50,000 shares authorized;
        5,000 shares issued and outstanding                          500,000        500,000
     Common stock, $.01 par value;
        40,000,000 shares authorized;
        20,107,850 shares issued                                     201,079        201,079
     Additional paid-in capital                                    1,284,471      1,284,471
     Retained deficit                                             (1,027,324)      (496,429)
                                                                 -----------    -----------
                                                                     958,226      1,489,121
     Treasury stock, 326,580 common shares, at cost                  (59,895)       (59,895)
                                                                 -----------    -----------
         Total shareholders' equity                                  898,331      1,429,226

Commitments and contingencies
                                                                 -----------    -----------
                                                                 $ 7,833,492      9,442,616
                                                                 ===========    ===========

See accompanying notes to condensed financial statements.

                        PEACHES ENTERTAINMENT CORPORATION

       Condensed Statements of Operations and Retained Earnings (Deficit)

                Three months ended June 29, 1996 and July 1, 1995
                                   (Unaudited)


                                                                                                     June 29,              July 1,
                                                                                                       1996                 1995
                                                                                                   -----------          -----------
                                                                                                             (Unaudited)
Net sales                                                                                          $ 4,305,821            6,268,280
                                                                                                   -----------          -----------
Costs and expenses:
     Cost of sales                                                                                   2,824,152            3,997,811
     Selling, general and administrative expenses                                                    1,910,425            2,539,685
     Management fee                                                                                       --                187,500
                                                                                                   -----------          -----------
                                                                                                     4,734,577            6,724,996
                                                                                                   -----------          -----------
         Loss from operations                                                                         (428,756)            (456,716)
                                                                                                   -----------          -----------
Other (expense) income:
     Interest expense                                                                                  (18,613)             (20,732)
     Interest income                                                                                    14,012                1,606
                                                                                                   -----------          -----------
                                                                                                        (4,601)             (19,126)
                                                                                                   -----------          -----------
         Loss before reorganization costs and provision for income taxes                              (433,357)            (475,842)
Reorganization costs:
     Professional fees                                                                                 (97,538)                --
                                                                                                   -----------          -----------
         Loss before provision for income taxes                                                       (530,895)            (475,842)
Provision for income taxes                                                                                --                   --
                                                                                                   -----------          -----------
         Net loss                                                                                     (530,895)            (475,842)
Retained (deficit) earnings, beginning of period                                                      (496,429)           1,964,622
Preferred stock dividend                                                                                  --                (15,000)
                                                                                                   -----------          -----------
Retained (deficit) earnings, end of period                                                         $(1,027,324)           1,473,780
                                                                                                   ===========          ===========

Net loss per common share                                                                          $      (.03)                (.02)
                                                                                                   ===========          ===========


See accompanying notes to condensed financial statements.

                        PEACHES ENTERTAINMENT CORPORATION
                       Condensed Statements of Cash Flows

                Three months ended June 29, 1996 and July 1, 1995
                                   (Unaudited)


                                                                                                       June 29,            July 1,
                                                                                                         1996               1995
                                                                                                     -----------        -----------
                                                                                                               (Unaudited)
Cash flows from operating activities:
     Net loss                                                                                        $  (530,895)          (475,842)
                                                                                                     -----------        -----------
     Adjustments  to  reconcile  net loss to net cash  used in  operating activities:
           Depreciation and amortization                                                                  74,366            135,530
           Deferred rent                                                                                    (863)            15,215
           Changes in assets and liabilities affecting cash flows from operating activities:
                  (Increase) decrease in:
                    Inventories                                                                        1,123,985            221,573
                    Prepaid inventory                                                                   (142,732)              --
                    Prepaid expenses and other current assets                                             77,699             12,596
                    Other assets                                                                          19,757             29,621
                  Increase (decrease) in:
                    Accounts payable                                                                     325,613           (400,388)
                    Accrued liabilities                                                                   27,795           (334,938)
                    Long-term obligations                                                                (17,097)              --
                    Liabilities subject to compromise                                                 (1,391,267)              --
                                                                                                     -----------        -----------
                        Net cash used in operating activities                                           (433,639)          (796,633)
                                                                                                     -----------        -----------
Cash flows from investing activities:
     Purchase of property and equipment                                                                  (28,436)           (64,885)
     Proceeds from sale of land                                                                             --              300,000
                                                                                                     -----------        -----------
                        Net cash (used in) provided by investing
                            activities                                                                   (28,436)           235,115
                                                                                                     -----------        -----------
Cash flows from financing activities:
     Repayment of long-term obligations                                                                  (22,410)           (21,776)
     Dividends paid                                                                                         --              (15,000)
                                                                                                     -----------        -----------
                        Net cash used in financing activities                                            (22,410)           (36,776)
                                                                                                     -----------        -----------

                        Net decrease in cash and cash equivalents                                       (484,485)          (598,294)
Cash and cash equivalents, beginning of period                                                         1,917,566          1,537,293
                                                                                                     -----------        -----------
Cash and cash equivalents, end of period                                                             $ 1,433,081            938,999
                                                                                                     ===========        ===========
Supplemental disclosures of cash flow information:
     Cash paid during the period for interest                                                        $    18,613             20,732
                                                                                                     ===========        ===========


See accompanying notes to condensed financial statements.

                        PEACHES ENTERTAINMENT CORPORATION

                    Notes to Condensed Financial Statements

(1) Basis of Financial Statement Presentation

     The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all footnotes and information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been made.

     It is suggested that the accompanying unaudited condensed financial statements be read in conjunction with the financial statements and notes included in the Peaches Entertainment Corporation (the "Company") annual report on Form 10-K for the year ended March 30, 1996.

     As of June 29, 1996, the Company was an 87 percent-owned subsidiary of URT Industries, Inc. (the "Parent").

     The results of operations for the three months ended June 29, 1996, are not necessarily indicative of the operating results to be expected for the year ending March 29, 1997. The Company's business is seasonal. Historically, approximately 23 percent of the Company's sales have occurred in the first fiscal quarter.

     Inventories, which consist of compact discs, tapes and accessories, are stated at the lower of cost (principally average) or market.

     Certain reclassifications have been made to the (unaudited) July 1, 1995 quarterly financial information to conform to the presentation used in the (unaudited) June 29, 1996 financial information.

(2) Reorganization and Emergence From Chapter 11

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

     Under Chapter 11 proceedings, litigation and actions by creditors to collect certain claims in existence at the petition date ("prepetition") are stayed, absent specific bankruptcy court authorization to pay such claims. The Company believes that appropriate provisions have been made in the accompanying financial statements for the prepetition claims that could be estimated at the date of these financial statements, which are reflected as "liabilities subject to compromise." Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from the rejection of executory contracts, including leases, and from the determination of the court (or as agreed to by parties-in-interest) of allowed claims for contingencies and disputed amounts.



                                 -6-                                 (continued)

                        PEACHES ENTERTAINMENT CORPORATION

                    Notes to Condensed Financial Statements


     As debtor-in-possession, the Company has the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject certain executory contracts, including unexpired leases. Any claim for damages resulting from the rejection of an executory contract or an unexpired lease is treated as a general unsecured claim in the Chapter 11 proceedings. The Company affirmed 13 leases (5 of which were modified on terms more favorable to the Company) and rejected 8 leases.

     On August 5, 1996, the Company filed its plan of reorganization with the Bankruptcy Court. An amended plan of reorganization was filed on October 23, 1996. The amended plan of reorganization, as modified by the Bankruptcy Court's order of January 17, 1997, was confirmed by the Bankruptcy Court on such date (the "confirmation date"), and became effective February 3, 1997 (the "effective date"), subject to satisfaction of certain conditions which were satisfied by February 19, 1997. Among the principal terms of the confirmed plan are the following:

     o All unsecured creditors, including all of the Company's inventory suppliers, but excluding landlords under leases rejected by the Company, are entitled to 100 percent of their allowed claims (the total of which is approximately $4,922,000). The Company's seven principal suppliers (whose allowed claims total approximately $4,372,000 out of such $4,922,000) were entitled to and received payment and inventory returns equal to approximately 70 percent of their allowed claims (80 percent in the case of one such supplier) within approximately 60 days after the effective date, and the balance (approximately $1,284,000) is payable with interest at prime over a period of 24 months commencing March 1997. The remaining unsecured creditors (whose allowed claims total approximately $550,000) were entitled to and received the full amount of their allowed claims on the effective date. The amounts owed to the principal suppliers are secured by a perfected first lien and security interest in the inventory originally distributed by the secured parties which was sold to the Company or is otherwise in possession and owned by the Company.

     o Landlords under the leases rejected by the Company in connection with the bankruptcy filing were entitled to 30 percent of the allowed claims with respect to such leases, all of which was paid on the effective date.

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

     o The priority administrative claims, including professional fees in the approximate amount of $200,000 which have been incurred in connection with the reorganization, were paid on the effective date.



                                 -7-                                 (continued)

                        PEACHES ENTERTAINMENT CORPORATION

                    Notes to Condensed Financial Statements


     In order for the Company to be able to effect the Plan of Reorganization on the terms described above, the Parent, in exchange for the issuance to it of 20 million shares of the Company's authorized common stock (including 218,730 treasury shares), contributed $350,000 to the capital of the Company, waived an aggregate of $75,000 of dividends payable by the Company to the Parent, guaranteed, subject to the terms of the Plan, the approximately $1,284,000 which is due the principal suppliers in accordance with the foregoing, and loaned $700,000 to the Company. The loan will be repaid to the Parent with interest at prime over a period of four years beginning on the third anniversary of the effective date, is subordinate to the amounts owed to the principal suppliers, and is secured by inventory and all of the assets of the Company. As a result, the Parent is the beneficial owner of approximately 93.5% of the Company's issued and outstanding shares of common stock and all of its issued and outstanding shares of preferred stock.

     In March 1997, the Parent and the Company agreed that if the Company's financial statements for its 1997 fiscal year show total shareholders' equity of less than $1,000,000, the above-described $700,000 loan would be reduced by an amount equal to the lesser of $200,000 or the difference between $1,000,000 and the total shareholders' equity of the Company as of the end of its 1997 fiscal year, without taking such debt reduction into account, and cause the amount of such aggregate debt reduction to be transferred to the capital account of the Company in exchange for shares of a new class of cumulative preferred stock, entitled Series C preferred stock, in an amount as shall be determined by dividing the amount of such aggregate debt reduction by $100. Any Series C preferred stock to be so issued pursuant to such arrangement will have a par value of $100 and a cumulative preferred dividend of 10% per annum. The approval of the holders of a majority of the shares of Series C preferred stock, voting as a separate class, would be required with respect to all matters on which the shareholders have a right to vote.

(3) Loss Per Common Share

     Net loss per common share was computed by dividing net loss, less preferred stock dividends, by the weighted average number of total common shares outstanding during the periods.

(4) Income Taxes

     The Company follows Statement of Financial Accounting Standard ("SFAS") No. 109, Accounting for Income Taxes. The Company files a consolidated tax return with its Parent. Any applicable tax charge or credits are allocated on a separate return basis. For the three month period ended June 29, 1996, there was no (benefit) provision for income taxes as the Company has net operating loss carryforwards for federal income tax purposes.

(5) Liabilities Subject to Compromise

     Liabilities subject to compromise include the following:

                                                   June 29,           March 30,
                                                     1996               1996
                                                  ----------         ----------
                                                  (unaudited)
          Lease rejection claims                  $  600,000            600,000
          Trade and other miscellaneous claims     3,680,167          5,071,434
                                                  ----------         ----------
                                                  $4,280,167          5,671,434
                                                  ==========         ==========



                                      -8-                            (continued)

                        PEACHES ENTERTAINMENT CORPORATION

                    Notes to Condensed Financial Statements


     Subsequent to the petition date, the Company negotiated agreements with all of its major suppliers, with the approval of the Bankruptcy Court, which permitted the Company to make returns of unneeded inventory for credit against prepetition indebtedness. On January 17, 1997, the Company's plan of reorganization was confirmed by the Bankruptcy Court. The Company recorded an extraordinary gain of approximately $488,000, primarily as a result of the settlement of lease rejection claims (note 2) during the fourth quarter of fiscal 1997.



                                      -9-                            (continued)

                        PEACHES ENTERTAINMENT CORPORATION


Item 2. Management's   Discussions  and   Analysis of  Financial  Condition  and
        Results of Operations for the Three Months Ended June 29, 1996, Compared to the Three Months ended July 1, 1995.

From time to time, the Company may make certain statements that contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995). Words such as "believe," "anticipate," "estimate," "project" and similar expressions are intended to identify such forward-looking statements. Forward-looking statements may be made by management orally or in writing, including, but not limited to, in press releases, as part of this Management's Discussion and Analysis of Financial Condition and Results of Operations and as a part of other filings. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their respective dates, and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should any of the underlying assumptions prove incorrect, actual results of current and future operations may vary materially from those anticipated, estimated or projected.

Results of Operations

Net sales for the three months ended June 29, 1996 (such three month period is hereafter referred to as "1996") decreased by approximately 31.3 percent compared to the three months ended July 1, 1995 (such three month period is hereafter referred to as "1995"). Such decrease is attributed to a decrease in comparable store sales (12.1 percent), and a decrease in sales in those stores that closed during 1996 versus 1995 (19.2 percent).

During the last few years, nontraditional music retailers such as appliance and computer retailers and super bookstores have begun to sell prerecorded music and video products. They have adopted policies of selling music product at near or below wholesale cost as a means of attracting customers to sell other products. Peaches continued to suffer the effect of such competition during 1996 and, as a result, filed its voluntary petition for relief under Chapter 11 of the Bankruptcy Code on January 16, 1996.

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

The cost of sales for 1996 was lower than that for 1995 due principally to a decrease in net sales. Cost of sales as a percentage of net sales has increased from 63.8 percent in 1995 to 65.5 percent in 1996 due to a reduction in retail prices in an effort to meet the increased competition, a change in terms with the Company's principal suppliers during the Chapter 11 proceeding and the effects of buying a portion of the Company's inventory during the Chapter 11 proceeding from alternate sources with higher prices.



                                      -10-                           (continued)

                        PEACHES ENTERTAINMENT CORPORATION

                    Notes to Condensed Financial Statements


Selling, general and administrative (SG&A) expenses in 1996 decreased by 24.8 percent compared to 1995. Such decrease is attributable to a increase in comparable store expenses (.3 percent), a decrease in store operating expenses of stores that opened or closed during 1996 versus 1995 (23.1 percent) and a decrease in corporate overhead (2 percent). SG&A expenses as a percentage of net sales increased from 40.5 percent in 1995 to 44.3 percent in 1996 due to the fixed nature of certain expenses and the decrease in net sales in addition to the aforementioned items.

The Company incurred a net loss of approximately $531,000 in 1996 versus a net loss of approximately $475,000 in 1995 due to the reduction in net sales and gross profit as described above, in addition to reorganization costs of approximately $97,000.

Liquidity and Capital Resources

The Company had working capital of $4,197,835 at June 29, 1996 (excluding liabilities subject to compromise in 1996) compared to working capital of $6,083,691 at March 30, 1996 and a current ratio (the ratio of total current assets to total current liabilities) of 3.5 to 1 at June 29, 1996 (excluding liabilities subject to compromise in 1996) compared to a current ratio of 5.6 to 1 at March 30, 1996. The amount of the liabilities subject to compromise at June 29, 1996 is $4,280,167.

At June 29, 1996, the Company had long-term obligations of $781,849 (excluding liabilities subject to compromise of $4,280,167). Management anticipates that its ability to repay its long-term obligations will be satisfied primarily through funds generated from its operations.

Management anticipates that cash generated from operations and cash equivalents on hand will provide sufficient liquidity to maintain adequate working capital for operations. Management would attempt to obtain financing for the opening of any new stores during the next few years.

Inflation trends have not had an impact upon revenue because increases in costs have been passed along to customers.

The Company's business is seasonal in nature, with the highest sales and earnings occurring in the third fiscal quarter, which includes the Christmas selling season.

For a discussion of recent developments and uncertainties affecting the Company's liquidity and capital resources, see note 2 to the financial statements (Reorganization and Emergence from Chapter 11).



                                      -11-                           (continued)

                        PEACHES ENTERTAINMENT CORPORATION


                                OTHER INFORMATION


PART II

Item 1. Legal Proceedings

     (i) Bankruptcy filings

          On January 16, 1996 (the "Petition Date"), Peaches Entertainment Corporation (the "Company") commenced reorganization proceedings under Chapter 11 of the United States Bankruptcy Code. On January 17, 1997, the Company's plan of reorganization was confirmed by the Bankruptcy Court. In Chapter 11, the Company continued to manage its affairs and operate its business as debtor-in-possession while it developed a plan of reorganization to restructure and allow its emergence from Chapter
          11. As debtor-in-possession in Chapter 11, the Company could not engage in transactions outside of the ordinary course of business without approval, after notice and hearing, of the Bankruptcy Court.

          Under Chapter 11 proceedings, litigation and actions by creditors to collect certain claims in existence at the petition date ("prepetition") are stayed, absent specific Bankruptcy Court authorization to pay such claims. The Company believes that appropriate provisions have been made in the accompanying financial statements for the prepetition claims that could be estimated at the date of these financial statements, which are reflected as "liabilities subject to compromise." Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from the rejection of executory contracts, including leases, and from the determination of the court (or as agreed to by parties-in-interest) of allowed claims for contingencies and disputed amounts.

          As debtor-in-possession, the Company has the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject certain executory contracts, including unexpired leases. Any claim for damages resulting from the rejection of an executory contract or an unexpired lease is treated as a general unsecured claim in the Chapter 11 proceedings. The Company affirmed 13 leases (5 of which were modified on terms more favorable to the Company) and rejected 8 leases.



                                      -12-                           (continued)

                        PEACHES ENTERTAINMENT CORPORATION


          On August 5, 1996, the Company filed its plan of reorganization with the Bankruptcy Court. An amended plan of reorganization was filed on October 23, 1996. The amended plan of reorganization, as modified by the Bankruptcy Court's order of January 17, 1997, was confirmed by the Bankruptcy Court on such date (the "confirmation date"), and became effective February 3, 1997 (the "effective date"), subject to satisfaction of certain conditions which were satisfied by February 19, 1997. Among the principal terms of the confirmed plan are the following:

          o All unsecured creditors, including all inventory suppliers, but excluding landlords under leases rejected by the Company, are entitled to 100 percent of their allowed claims (the total of which is approximately $4,922,000). The Company's seven principal suppliers (whose allowed claims total approximately $4,372,000 out of such $4,922,000) were entitled to and received payment and inventory returns equal to approximately 70 percent of their allowed claims (80 percent in the case of one such supplier) within approximately 60 days after the effective date, and the balance (approximately $1,284,000) is payable with interest at prime over a period of 24 months commencing March 1997. The remaining unsecured creditors (whose allowed claims total approximately $550,000) were entitled to and received the full amount of their allowed claims on the effective date. The amounts owed to the principal suppliers are secured by a perfected first lien and security interest in the inventory originally distributed by the secured parties which was sold to the Company or is otherwise in possession and owned by the Company.

          o Landlords under the leases rejected by the Company in connection with the bankruptcy filing were entitled to 30 percent of the allowed claims with respect to such leases, all of which was paid on the effective date.

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

          o The priority administrative claims, including professional fees in the approximate amount of $200,000 which have been incurred in connection with the reorganization, were paid on the effective date.

          In order for the Company to be able to effect the Plan of Reorganization on the terms described above, the Parent, in exchange for the issuance to it of 20 million shares of the Company's authorized common stock (including 218,730 treasury shares), contributed $350,000 to the capital of the Company, waived an aggregate of $75,000 of dividends payable by the Company to the Parent, guaranteed, subject to the terms of the Plan, the approximately $1,284,000 which is due the principal suppliers in accordance with the foregoing, and loaned $700,000 to the Company. The loan will be repaid to the Parent with interest at prime over a period of four years beginning on the third anniversary of

                        PEACHES ENTERTAINMENT CORPORATION


          the effective date, is subordinate to the amounts owed to the principal suppliers, and is secured by inventory and all of the assets of the Company. As a result, the Parent is the beneficial owner of approximately 93.5% of the Company's issued and outstanding shares of common stock and all of its issued and outstanding shares of preferred stock.

          In March 1997, the Parent and the Company agreed that if the Company's financial statements for its 1997 fiscal year show total shareholders' equity of less than $1,000,000, the above-described $700,000 loan would be reduced by an amount equal to the lesser of $200,000 or the difference between $1,000,000 and the total shareholders' equity of the Company as of the end of its 1997 fiscal year, without taking such debt reduction into account, and cause the amount of such aggregate debt reduction to be transferred to the capital account of the Company in exchange for shares of a new class of cumulative preferred stock, entitled Series C preferred stock, in an amount as shall be determined by dividing the amount of such aggregate debt reduction by $100. Any Series C preferred stock to be so issued pursuant to such arrangement will have a par value of $100 and a cumulative preferred dividend of 10% per annum. The approval of the holders of a majority of the shares of Series C preferred stock, voting as a separate class, would be required with respect to all matters on which the shareholders have a right to vote.

Item 3.   Defaults Upon Mortgage Payable

          As a result of the bankruptcy filing, the Company was in default under the indentures governing the mortgage payable. As discussed in note 2 of the notes to the condensed financial statements on Form 10-Q for the three-month period ended June 29, 1996, under Chapter 11 proceedings, litigation and actions by creditors to collect certain claims in existence at the petition date are stayed, absent specific Bankruptcy Court authorizations to pay such claims. On January 17, 1997, the plan of reorganization was confirmed by the Bankruptcy Court and became effective February 3, 1997, subject to satisfaction of certain conditions which were satisfied by February 19, 1997. The confirmed plan of reorganization provided for the repayment of the mortgage payable under the original note provisions, except that the balloon payment was extended to September 2002.

Item 6.   Exhibits and Reports on Form 8-K

          (a)    Exhibits

                      27.0 Financial Data Schedule

          (b)    Reports on Form 8-K

                      None.

                        PEACHES ENTERTAINMENT CORPORATION


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    PEACHES ENTERTAINMENT CORPORATION
                                    Registrant


Date: 5/29/97                       /s/ Allan Wolk
      --------------------------    --------------------------------------------
                                    Allan Wolk, Chairman of the Board, President
                                    (Principal Executive Officer)




Date: 5/29/97                       /s/ Jason Wolk
      --------------------------    --------------------------------------------
                                    Jason Wolk, Executive Vice President,
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)