Form 10-Q
period 1996-09-28
PEACHES ENTERTAINMENT CORP
filed 1997-05-29
CIK 709197

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934





For Quarter Ended September 28, 1996                 Commission File No. 0-12375


                        PEACHES ENTERTAINMENT CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)


                     Florida                                   59-2166041
(State or Other Jurisdiction of Incorporation or      (I.R.S. Employer I.D. No.)
                  Organization)


1180 E. Hallandale Beach Blvd., Hallandale, FL             33009
          (Address of Principal Executive Offices)      (Zip Code)


Registrant's telephone number, including area code:    (954) 454-5554


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.



                                    YES       NO X
                                       ----     ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.



At September 28, 1996, there were outstanding:


19,781,270 shares of common stock

                        PEACHES ENTERTAINMENT CORPORATION

                                      Index


PART I. FINANCIAL INFORMATION

     Item 1.  Financial Statements

               Condensed Balance Sheets-September 28, 1996 (Unaudited)
                 and March 30, 1996                                          3

               Condensed  Statements of Operations and Retained Earnings
                 (Deficit)-Three Months Ended September 28, 1996 and
                 September 30, 1995 (Unaudited)                              4

               Condensed  Statements of Operations  and Retained  Earnings
                (Deficit)-Six Months Ended September 28, 1996 and
                 September 30, 1995 (Unaudited)                              5

               Condensed  Statements of Cash Flows-Six  Months Ended
                 September 28,  1996 and September 30, 1995 (Unaudited)      6

               Notes to Condensed Financial Statements                       8

     Item 2.   Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                  12

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings                                             14

     Item 3.  Default Upon Mortgage Payable                                 16

     Item 6.  Exhibits and Reports on Form 8-K                              16

SIGNATURES                                                                  17

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                        PEACHES ENTERTAINMENT CORPORATION

                            Condensed Balance Sheets

                      September 28, 1996 and March 30, 1996

                               Assets                  September 28,   March 30,
                                                            1996         1996
                                                           ------       ------
                                                        (Unaudited)
Current assets:
     Cash and cash equivalents                          $ 1,185,010   $ 1,917,566
     Inventories                                          3,423,745     4,954,260
     Prepaid inventory                                      601,886       254,249
     Prepaid expenses and other current assets              280,847       279,346
     Refundable income taxes                                  9,838         9,136
                                                        -----------   -----------
                   Total current assets                   5,501,326     7,414,557

Property and equipment, net                               1,723,371     1,843,708
Other assets                                                156,644       184,351
                                                        -----------   -----------
                                                        $ 7,381,341   $ 9,442,616
                                                        ===========   ===========
                Liabilities and Shareholders' Equity

Liabilities not subject to compromise

Current liabilities:
Current portion of long-term obligations                    114,212       124,774
Accounts payable                                            658,501       103,038
Accrued liabilities                                       1,350,101     1,103,054
                                                        -----------   -----------
     Total current liabilities                            2,122,814     1,330,866

Long-term obligations                                       753,130       810,367
Deferred rent                                               192,050       200,723
                                                        -----------   -----------
          Total liabilities not subject to compromise     3,067,994     2,341,956

Liabilities subject to compromise                         3,977,622     5,671,434
                                                        -----------   -----------
          Total liabilities                               7,045,616     8,013,390
                                                        -----------   -----------
Shareholders' equity:
     Preferred stock, $100 par value; 50,000 shares
       authorized; 5,000 shares issued and outstanding      500,000       500,000
     Common stock, $.01 par value; 40,000,000 shares
       authorized; 20,107,850 shares issued                 201,079       201,079
     Additional paid-in capital                           1,284,471     1,284,471
     Retained deficit                                    (1,589,930)     (496,429)
                                                        -----------   -----------
                                                            395,620     1,489,121

     Treasury stock, 326,580 common shares, at cost         (59,895)      (59,895)
                                                        -----------   -----------
                   Total shareholders' equity               335,725     1,429,226
Commitments and contingencies
                                                        -----------   -----------
                                                        $ 7,381,341   $ 9,442,616
                                                        ===========   ===========

See accompanying notes to condensed financial statements.

                        PEACHES ENTERTAINMENT CORPORATION

       Condensed Statements of Operations and Retained Earnings (Deficit)

          Three months ended September 28, 1996 and September 30, 1995
                                   (Unaudited)


                                                               September 28,   September 30,
                                                                    1996           1995
                                                                    ----           ----
                                                                       (Unaudited)
Net sales                                                        $ 3,888,049     5,326,936
                                                                 -----------   -----------
Costs and expenses:
     Cost of sales                                                 2,479,044     3,384,239
     Selling, general and administrative expenses                  1,861,029     2,448,843
     Management fees                                                    --         187,500
                                                                 -----------   -----------
                                                                   4,340,073     6,020,582
                                                                 -----------   -----------
               Loss from operations                                 (452,024)     (693,646)
                                                                 -----------   -----------
Other (expense) income:
     Interest expense                                                (18,318)      (36,685)
     Interest income                                                   5,274         7,788
                                                                 -----------   -----------
                                                                     (13,044)      (28,897)
                                                                 -----------   -----------
               Loss before reorganization costs and
                  provision for income taxes                        (465,068)     (722,543)

Reorganization costs:
     Professional fees                                               (97,538)         --
                                                                 -----------   -----------
               Loss before provision for income taxes               (562,606)     (722,543)
Provision for income taxes                                              --            --
                                                                 -----------   -----------
               Net loss                                             (562,606)     (722,543)

Retained (deficit) earnings, beginning of period                  (1,027,324)    1,473,780

Preferred stock dividend                                                --         (15,000)
                                                                 -----------   -----------
Retained (deficit) earnings, end of period                       $(1,589,930)      736,237
                                                                 ===========   ===========
Net loss per common share                                        $      (.03)         (.04)
                                                                 ===========   ===========

See accompanying notes to condensed financial statements

                        PEACHES ENTERTAINMENT CORPORATION

       Condensed Statements of Operations and Retained Earnings (Deficit)

           Six months ended September 28, 1996 and September 30, 1995
                                   (Unaudited)

                                                    September 28,  September 30,
                                                         1996            1995
                                                         ----            ----
                                                             (Unaudited)

Net sales                                           $  8,193,870   $ 11,595,216
                                                    ------------   ------------
Costs and expenses:
     Cost of sales                                     5,303,196      7,382,051
     Selling, general and administrative expenses      3,771,454      4,988,530
     Management fees                                        --          375,000
                                                    ------------   ------------
                                                       9,074,650     12,745,581
                                                    ------------   ------------
               Loss from operations                     (880,780)    (1,150,365)
                                                    ------------   ------------
Other (expense) income:
     Interest expense                                    (36,931)       (57,417)
     Interest income                                      19,286          9,397
                                                    ------------   ------------
                                                         (17,645)       (48,020)
                                                    ------------   ------------
             Loss before reorganization costs and
               provision for income taxes               (898,425)    (1,198,385)
Reorganization costs:
     Professional fees                                  (195,076)          --
                                                    ------------   ------------

             Loss before provision for income taxes   (1,093,501)    (1,198,385)
Provision for income taxes                                  --             --
                                                    ------------   ------------
             Net loss                                 (1,093,501)    (1,198,385)

Retained (deficit) earnings, beginning of period        (496,429)     1,964,622

Preferred stock dividend                                    --          (30,000)
                                                    ------------   ------------
Retained (deficit) earnings, end of period          $ (1,589,930)  $    736,237
                                                    ============   ============
Net loss per common share                           $       (.06)  $       (.06)
                                                    ============   ============

See accompanying notes to condensed financial statements.

(Continued)
                        PEACHES ENTERTAINMENT CORPORATION

                       Condensed Statements of Cash Flows

           Six months ended September 28, 1996 and September 30, 1995
                                   (Unaudited)


                                                                                September 28,          September 30,
                                                                                     1996                   1995
                                                                                     ----                   ----
                                                                                           (Unaudited)
Cash flows from operating activities:
     Net loss                                                                    $(1,093,501)           $(1,198,385)
                                                                                 -----------            -----------
     Adjustments to reconcile net loss to net cash used in
       operating activities:
           Depreciation and amortization                                             151,884                244,898
           Deferred rent                                                              (8,673)                29,027
           Changes in assets and liabilities affecting cash flows
             from operating activities:
                  (Increase) decrease in:
                    Inventories                                                    1,530,515                625,601
                    Prepaid inventory                                               (347,637)                  -
                    Prepaid expenses and other current assets                         (1,501)                61,731
                    Refundable income taxes                                             (702)                  (631)
                    Other assets                                                      27,707                 42,951
                  Increase (decrease) in:
                    Accounts payable                                                 555,463               (878,926)
                    Accrued liabilities                                              247,047               (298,292)
                    Long-term obligations                                            (34,194)                  -
                    Liabilities subject to compromise                             (1,693,812)                  -
                                                                                 -----------            -----------
                        Net cash used in operating activities                    $  (667,404)           $(1,372,026)
                                                                                 -----------            -----------
Cash flows from investing activities:
     Purchases of property and equipment                                             (31,547)              (133,242)
     Proceeds from sale of property and equipment                                       -                   615,243
                                                                                 ------------           -----------
                        Net cash (used in) provided by investing
                            activities                                               (31,547)               482,001
                                                                                 -----------            -----------
Cash flows from financing activities:
     Repayment of long-term obligations                                              (33,605)               (36,180)
     Dividends paid                                                                     -                   (30,000)
                                                                                 -----------            -----------
                        Net cash used in financing activities                    $   (33,605)           $   (66,180)
                                                                                 -----------            -----------

                                                                                                         (continued)

                        PEACHES ENTERTAINMENT CORPORATION





                                                                                   September 28,          September 30,
                                                                                      1996                   1995
                                                                                      ----                   ----
                                                                                            (unaudited)

                        Net decrease in cash and cash equivalents                $  (732,556)           $  (956,205)
Cash and cash equivalents, beginning of year                                       1,917,566              1,537,293
                                                                                 -----------            -----------
Cash and cash equivalents, end of year                                           $ 1,185,010            $   581,088
                                                                                 -----------            -----------
Supplemental disclosures of cash flow information:
     Cash paid during the period for interest                                    $    36,931            $    48,020
                                                                                 ===========            ===========


See accompanying notes to condensed financial statements.

                        PEACHES ENTERTAINMENT CORPORATION
                     Notes to Condensed Financial Statements
                    September 28, 1996 and September 30, 1995
                                   (Unaudited)



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

     It is suggested that the accompanying unaudited condensed financial statements be read in conjunction with the financial statements and notes included in Peaches Entertainment Corporation (the "Company") annual report on Form 10-K for the year ended March 30, 1996.

     As of September 28, 1996, the Company was an 87 percent-owned subsidiary of URT Industries, Inc. (the "Parent").

     The results of operations for the six months ended September 28, 1996, are not necessarily indicative of the operating results to be expected for the year ending March 29, 1997. The Company's business is seasonal. Historically, approximately 24 percent of the Company's sales have occurred in the second fiscal quarter.

     Inventories, which consist of compact discs, tapes and accessories, are stated at the lower of cost (principally average) or market.

     Certain reclassifications have been made to the (unaudited) September 30, 1995 quarterly financial information to conform to the presentation used in the (unaudited) September 28, 1996 financial information.

(2)  Reorganization and Emergence From Chapter 11

     On January 16, 1996 (the "Petition Date"), (the "Company") commenced reorganization proceedings under Chapter 11 of the United States Bankruptcy Code. On January 17, 1997, the Company's plan of reorganization was confirmed by the Bankruptcy Court for the Southern District of Florida ("Bankruptcy Court"). In Chapter 11, the Company continued to manage its affairs and operate its business as debtor-in-possession while it developed a plan of reorganization to restructure and allow its emergence from Chapter 11. As debtor-in-possession in Chapter 11, the Company could not engage in transactions outside of the ordinary course of business without approval, after notice and hearing, of the Bankruptcy Court.

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

                                                                     (continued)

                        PEACHES ENTERTAINMENT CORPORATION

                     Notes to Condensed Financial Statements

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

     On August 5, 1996, the Company filed its plan of reorganization with the Bankruptcy Court. An amended plan of reorganization was filed on October 23, 1996. The amended plan of reorganization, as modified by the Bankruptcy Court's order of January 17, 1997, was confirmed by the Bankruptcy Court on such date (the "confirmation date"), and became effective February 3, 1997 (the "effective date"), subject to satisfaction of certain conditions which were satisfied by February 19, 1997. Among the principal terms of the confirmed plan are the following:

     o All unsecured creditors, including all inventory suppliers, but excluding landlords under leases rejected by the Company, are entitled to 100 percent of their allowed claims (the total of which is approximately $4,922,000). The Company's seven principal suppliers (whose allowed claims total approximately $4,372,000 out of such $4,922,000) were entitled to and received payment and inventory returns equal to approximately 70 percent of their allowed claims (80 percent in the case of one such supplier) within approximately 60 days after the effective date, and the balance (approximately $1,284,000) is payable with interest at prime over a period of 24 months commencing March 1997. The remaining unsecured creditors (whose allowed claims total approximately $550,000) were entitled to and received the full amount of their allowed claims on the effective date. The amounts owed to the principal suppliers are secured by a perfected first lien and security interest in the inventory originally distributed by the secured parties which was sold to the Company or is otherwise in the possession and owned by the Company.

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

     o The priority tax claim in the approximate amount of $118,000, which is owed to the Florida Department of Revenue, will be payable with interest at 8 percent over two years from the effective date.

     o The priority administrative claims, including professional fees in the approximate amount of $200,000 which have been incurred in connection with the reorganization, were paid on the effective date.

                                                                     (continued)

                        PEACHES ENTERTAINMENT CORPORATION

                     Notes to Condensed Financial Statements

     In order for the Company to be able to effect the Plan of Reorganization on the terms described above, the Parent, in exchange for the issuance to it of 20 million shares of the Company's authorized common stock (including 218,730 treasury shares), contributed $350,000 to the capital of the Company, waived an aggregate of $75,000 of dividends payable by the Company to the Parent, guaranteed, subject to the terms of the Plan, the approximately $1,284,000 which is due the principal suppliers in accordance with the foregoing, and loaned $700,000 to the Company. The loan will be repaid to the Parent with interest at prime over a period of four years beginning on the third anniversary of the effective date, is subordinate to the amounts owed to the principal suppliers, and is secured by inventory and all of the assets of the Company. As a result of the above transactions, the Parent is the beneficial owner of approximately 93.5 percent of the Company's issued and outstanding shares of common stock and all of its issued and outstanding shares of preferred stock.

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

(4)  Income Taxes

     The Company follows Statement of Financial Accounting Standard ("SFAS") No. 109, "Accounting for Income Taxes." The Company files a consolidated tax return with its Parent. Any applicable tax charge or credits are allocated on a separate return basis. For the six month period ended September 28, 1996, there was no (benefit) provision for income taxes as the Company has net operating loss carryforwards for federal income tax purposes.

                        PEACHES ENTERTAINMENT CORPORATION

                     Notes to Condensed Financial Statements

(5)  Liabilities Subject to Compromise

     Liabilities subject to compromise include the following:

                                                       September 28,   March 30,
                                                            1996         1996
                                                            ----         ----
                                                                (Unaudited)

       Lease rejection claims                          $  600,000      600,000
       Trade and other miscellaneous claims             3,377,622    5,071,434
                                                        ---------    ---------
                                                       $3,977,622    5,671,434
                                                        =========    =========

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

                       PEACHES ENTERTAINMENT CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the Six Months Ended September 28, 1996, Compared to the Six Months ended September 30, 1995.

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

Results of Operations

Net sales for the six months ended September 28, 1996 (such six month period is hereafter referred to as "1996") decreased by approximately 29.3 percent compared to the six months ended September 30, 1995 (such six month period is hereafter referred to as "1995"). Such decrease is attributed to a decrease in comparable store sales (11.8 percent), and a decrease in sales in those stores that closed during 1996 versus 1995 (17.5 percent).

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

Recently, the Company's primary suppliers have taken steps to help protect the retail marketplace from certain low cost retailers of music. These steps include not disbursing cooperative advertising funds to retailers which engage in low cost selling practices in violation of the minimum advertised pricing policies of such suppliers. Management believes that such initiatives, in combination with the other factors mentioned immediately below, should help the Company to restore itself to a competitive position in subsequent fiscal years. Other factors which, in management's opinion, should help the Company to restore itself to a competitive position in the future are the closing of the six unprofitable stores which were closed during 1996, the closing of the former headquarters and warehouse, the termination of other unprofitable business arrangements as described herein and concentration on advantages which Peaches Entertainment Corporation has over certain of its competitors, including large inventory, convenient store locations and a high level of customer service.

The cost of sales for 1996 was lower than that for 1995 due principally to a decrease in net sales. Cost of sales as a percentage of net sales has increased from 63.7 percent in 1995 to 64.7 percent in 1996 due to a reduction in retail prices in an effort to meet the increase competition, a change in terms with the Company's principal suppliers during the Chapter 11 proceeding and the effects of buying a portion of the Company's inventory during the Chapter 11 proceeding from alternate sources with higher prices.





                                  12                                 (Continued)

                       PEACHES ENTERTAINMENT CORPORATION


Selling, general and administrative (SG&A) expenses in 1996 decreased by 24.4 percent compared to 1995. Such decrease is attributable to a decrease in comparable store expenses (1.3 percent), a decrease in store operating expenses of stores that opened or closed during 1996 versus 1995 (19.9 percent) and a decrease in corporate overhead (3.2 percent). SG&A expenses as a percentage of net sales increased from 43.0 percent in 1995 to 46.0 percent in 1996 due to the fixed nature of certain expenses and the decrease in net sales in addition to the aforementioned items.

The Company incurred a net loss of approximately $1,093,000 in 1996 versus a net loss of approximately $1,198,000 in 1995 due to the reduction in net sales and gross profit as described above, in addition to reorganization costs of approximately $195,000.

Liquidity and Capital Resources

The Company had working  capital of $3,378,512 at September 28, 1996  (excluding liabilities subject to compromise in 1996) compared to working capital of $6,083,691 at March 30, 1996 and a current ratio (the ratio of total current assets to total current liabilities) of 2.6 to 1 at September 28, 1996 (excluding liabilities subject to compromise in 1996) compared to a current ratio of 5.6 to 1 at March 30, 1996. The amount of the liabilities subject to compromise at September 28, 1996 is $3,977,622.

At September 28, 1996, the Company had long-term obligations of $753,130 (excluding liabilities subject to compromise of $3,977,622). Management anticipates that its ability to repay its long-term obligations will be satisfied primarily through funds generated from its operations.

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




                                       13                            (Continued)

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

          On August 5, 1996, the Company filed its plan of reorganization with the Bankruptcy Court. An amended plan of reorganization was filed on October 23, 1996. The amended plan of reorganization was confirmed by the Bankruptcy Court on January 17, 1997 (the "confirmation date"), and became effective February 3, 1997 (the "effective date") subject to all conditions precedent being satisfied in which all conditions precedent were satisfied on February 19, 1997. Among the principle terms of the confirmed plan, subject to certain changes contained in the order of approval, are the following:

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


                                       14                            (Continued)

                        PEACHES ENTERTAINMENT CORPORATION

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

          o The priority tax claim in the approximate amount of $118,000, which is owed to the Florida Department of Revenue, will be payable with interest at 8 percent over two years from the effective date.

          o The priority administrative claims, including professional fees in the approximate amount of $200,000 which have been incurred in connection with the reorganization, were paid on the effective date.

          In order for the Company to be able to effect the Plan of Reorganization on the terms described above, the Parent, in exchange for the issuance to it of 20 million shares of the Company's authorized common stock (including 218,730 treasury shares), contributed $350,000 to the capital of the Company, waived an aggregate of $75,000 of dividends payable by the Company to the Parent, guaranteed, subject to the terms of the Plan, the approximately $1,284,000 which is due the principal suppliers in accordance with the foregoing, and loaned $700,000 to the Company. The loan will be repaid to the Parent with interest at prime over a period of four years beginning on the third anniversary of the effective date, is subordinate to the amounts owed to the principal suppliers, and is secured by inventory and all of the assets of the Company. As a result of the above transactions, the Parent is the beneficial owner of approximately 93.5 percent of the Company's issued and outstanding shares of common stock and all of its issued and outstanding shares of preferred stock.

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



                                       15                            (Continued)

                        PEACHES ENTERTAINMENT CORPORATION





Item 3.  Defaults Upon Mortgage Payable

     As a result of the bankruptcy filing, the Company was in default under the indentures governing the mortgage payable. As discussed in note 2 of the notes to the condensed financial statements on Form 10-Q for the six-month period ended September 28, 1996, under Chapter 11 proceedings, litigation and actions by creditors to collect certain claims in existence at the petition date are stayed, absent specific Bankruptcy Court authorizations to pay such claims. On January 17, 1997, the plan of reorganization was confirmed by the Bankruptcy Court and became effective February 3, 1997, subject to satisfaction of certain conditions which were satisified on February 19, 1997. The confirmed plan of reorganization provided for the repayment of the mortgage payable under the original note provisions, except that the balloon payment was extended to September 2002.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

              27.0 Financial Data Schedule

     (b) Reports on Form 8-K

     Reports on Form 8-K dated July 12, 1996 and August 23, 1996 were filed by the Company on or about such dates to report that the Company did not file its Form 10-K for the year ended March 30, 1996 and its Form 10-Q for the quarter ended June 29, 1996 by the dates by which they were scheduled to be filed due to the Company's petition for relief under Chapter 11 of the U.S. Bankruptcy Code and delays in finalizing the plan of reorganization.

                       PEACHES ENTERTAINMENT CORPORATION


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PEACHES ENTERTAINMENT CORPORATION
                                   Registrant


Date:  5/29/97                      /s/ Allan Wolk
       ----------                   --------------------------------------------
                                    Allan Wolk, Chairman of the Board, President
                                    (Principal Executive Officer)


Date:  5/29/97                      /s/ Jason Wolk
       ----------                   --------------------------------------------
                                    Jason Wolk, Executive Vice President,
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)