Form 10-Q
period 1996-12-28
PEACHES ENTERTAINMENT CORP
filed 1997-06-27
CIK 709197

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended December 28, 1996                  Commission File No. 0-12375


                        PEACHES ENTERTAINMENT CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)


                   Florida                                    59-2166041
       (State or Other Jurisdiction of                (I.R.S. Employer I.D. No.)
        Incorporation or Organization)


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

                               YES _X_ NO ___


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


At December 28, 1996, there were outstanding:


19,781,270 shares of common stock

                        PEACHES ENTERTAINMENT CORPORATION

                                      Index


PART I. FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Condensed Balance Sheets-December 28, 1996 (Unaudited)
             and March 30, 1996                                               3

           Condensed Statements of Operations and Retained (Deficit)
             Earnings-Three Months Ended December 28, 1996 and
             December 30, 1995 (Unaudited)                                    4

           Condensed Statements of Operations and Retained (Deficit)
             Earnings-Six Months Ended December 28, 1996 and
             December 30, 1995 (Unaudited)                                    5

           Condensed Statements of Cash Flows-Six Months Ended
             December 28, 1996 and December 30, 1995 (Unaudited)              6

           Notes to Condensed Financial Statements                            8

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         12

PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings                                                 14

  Item 3.  Default Upon Mortgage Payable                                     16

  Item 6.  Exhibits and Reports on Form 8-K                                  16

SIGNATURES                                                                   17

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                        PEACHES ENTERTAINMENT CORPORATION

                            Condensed Balance Sheets

                      December 28, 1996 and March 30, 1996

                     Assets                                     December 28,      March 30,
                     ------                                         1996            1996
                                                                -----------      -----------
                                                                (Unaudited)
Current assets:
  Cash and cash equivalents                                     $ 2,255,923        1,917,566
  Inventories                                                     3,228,724        4,954,260
  Prepaid inventory                                                 131,549          254,249
  Prepaid expenses and other current assets                         307,541          279,346
  Refundable income taxes                                             9,838            9,136
                                                                -----------      -----------
                Total current assets                              5,933,575        7,414,557

Property and equipment, net                                       1,656,147        1,843,708
Other assets                                                        153,202          184,351
                                                                -----------      -----------
                                                                $ 7,742,924        9,442,616
                                                                ===========      ===========

           Liabilities and Shareholders' Equity
           ------------------------------------

Liabilities not subject to compromise

Current liabilities:
  Current portion of long-term obligations                          114,658          124,774
  Accounts payable                                                  909,473          103,038
  Accrued liabilities                                             1,526,990        1,103,054
                                                                -----------      -----------
                Total current liabilities                         2,551,121        1,330,866

Long-term obligations                                               724,292          810,367
Deferred rent                                                       185,165          200,723
                                                                -----------      -----------
                Total liabilities not subject to compromise       3,460,578        2,341,956

Liabilities subject to compromise                                 3,991,976        5,671,434
                                                                -----------      -----------
                Total liabilities                                 7,452,554        8,013,390
                                                                -----------      -----------

Shareholders' equity:
  Preferred stock, $100 par value; 50,000 shares
    authorized; 5,000 shares issued and outstanding                 500,000          500,000
  Common stock, $.01 par value; 40,000,000 shares
    authorized; 20,107,850 shares issued                            201,079          201,079
  Additional paid-in capital                                      1,284,471        1,284,471
  Retained deficit                                               (1,635,285)        (496,429)
                                                                -----------      -----------
                                                                    350,265        1,489,121

  Treasury stock, 326,580 common shares, at cost                    (59,895)         (59,895)
                                                                -----------      -----------
                Total shareholders' equity                          290,370        1,429,226

Commitments and contingencies
                                                                -----------      -----------
                                                                $ 7,742,924        9,442,616
                                                                ===========      ===========

See accompanying notes to condensed financial statements.

                        PEACHES ENTERTAINMENT CORPORATION

       Condensed Statements of Operations and Retained (Deficit) Earnings

           Three months ended December 28, 1996 and December 30, 1995
                                   (Unaudited)

                                                       December 28,     December 30,
                                                           1996             1995
                                                       -----------      -----------
                                                               (Unaudited)

Net sales                                              $ 5,360,117        7,316,776
                                                       -----------      -----------
Costs and expenses:
  Cost of sales                                          3,368,983        4,812,032
  Selling, general and administrative expenses           1,916,279        2,241,997
  Management fees                                                -          187,500
  Store closing costs                                            -          191,693
                                                       -----------      -----------
                                                         5,285,262        7,433,222
                                                       -----------      -----------
            Income (loss) from operations                   74,855         (116,446)
                                                       -----------      -----------

Other (expense) income:
  Interest expense                                         (17,908)         (27,458)
  Interest income                                            5,420            1,847
                                                       -----------      -----------
                                                           (12,488)         (25,611)
                                                       -----------      -----------
            Income (loss) before reorganization             62,367         (142,057)

Reorganization costs:
  Professional fees                                       (107,722)               -
                                                       -----------      -----------
            Net loss                                       (45,355)        (142,057)

Retained (deficit) earnings, beginning of period        (1,589,930)         736,237

Preferred stock dividend                                         -          (15,000)
                                                       -----------      -----------
Retained (deficit) earnings, end of period             $(1,635,285)         579,180
                                                       ===========      ===========

Net loss per common share                              $      (.01)            (.01)
                                                       ===========      ===========

See accompanying notes to condensed financial statements.

                        PEACHES ENTERTAINMENT CORPORATION

       Condensed Statements of Operations and Retained (Deficit) Earnings

            Nine months ended December 28, 1996 and December 30, 1995
                                   (Unaudited)

                                                     December 28,      December 30,
                                                         1996              1995
                                                     ------------      ------------
                                                               (Unaudited)

Net sales                                            $ 13,553,987        18,911,992
                                                     ------------      ------------
Costs and expenses:
  Cost of sales                                         8,672,179        12,194,083
  Selling, general and administrative expenses          5,687,733         7,230,527
  Management fees                                            --             562,500
  Store closing costs                                        --             191,693
                                                     ------------      ------------
                                                       14,359,912        20,178,803
                                                     ------------      ------------
            Loss from operations                         (805,925)       (1,266,811)
                                                     ------------      ------------

Other (expense) income:
  Interest expense                                        (54,839)          (84,875)
  Interest income                                          24,706            11,244
                                                     ------------      ------------
                                                          (30,133)          (73,631)
                                                     ------------      ------------
            Loss before reorganization costs             (836,058)       (1,340,442)

Reorganization costs:
  Professional fees                                      (302,798)             --
                                                     ------------      ------------
            Net loss                                   (1,138,856)       (1,340,442)

Retained (deficit) earnings, beginning of period         (496,429)        1,964,622

Preferred stock dividend                                     --             (45,000)
                                                     ------------      ------------
Retained (deficit) earnings, end of period           $ (1,635,285)          579,180
                                                     ============      ============
Net loss per common share                            $       (.06)             (.07)
                                                     ============      ============

See accompanying notes to condensed financial statements.

                        PEACHES ENTERTAINMENT CORPORATION

                       Condensed Statements of Cash Flows

            Nine months ended December 28, 1996 and December 30, 1995
                                   (Unaudited)

                                                                       December 28,     December 30,
                                                                           1996             1995
                                                                       -----------      -----------
                                                                               (Unaudited)

Cash flows from operating activities:
  Net loss                                                             $(1,138,856)      (1,340,442)
                                                                       -----------      -----------
  Adjustments  to  reconcile  net  loss to net  cash  provided  by operating activities:
      Depreciation and amortization                                        213,843          354,266
      Loss on write-off of leasehold improvements                             --            190,601
      Deferred rent                                                        (15,558)         (10,620)
      Changes in assets and liabilities affecting cash flows
        from operating activities:
          (Increase) decrease in:
            Inventories                                                     46,078          234,212
            Prepaid inventory                                              122,700             --
            Prepaid expenses and other current assets                      (28,195)         (15,727)
            Refundable income taxes                                           (702)           9,035
            Other assets                                                    31,149           40,602
          Increase (decrease) in:
            Accounts payable                                               806,435          729,595
            Accrued liabilities                                            423,936           32,082
            Long-term obligations                                          (51,291)          51,252
                                                                       -----------      -----------
               Net cash provided by operating activities                   409,539          274,856
                                                                       -----------      -----------
Cash flows from investing activities:
  Purchases of property and equipment                                      (26,282)        (143,589)
  Proceeds from sale of property and equipment                                --            615,243
                                                                       -----------      -----------
               Net cash (used in) provided by investing activities         (26,282)         471,654
                                                                       -----------      -----------
Cash flows from financing activities:
  Repayment of long-term obligations                                       (44,900)        (110,028)
  Dividends paid                                                              --            (45,000)
                                                                       -----------      -----------
               Net cash used in financing activities                       (44,900)        (155,028)
                                                                       -----------      -----------

                                                                     (Continued)

                        PEACHES ENTERTAINMENT CORPORATION

                                                                       December 28,     December 30,
                                                                           1996             1995
                                                                       -----------      -----------
                                                                               (Unaudited)

               Net increase in cash and cash equivalents               $   338,357          591,482

Cash and cash equivalents, beginning of period                           1,917,566        1,537,293
                                                                       -----------      -----------

Cash and cash equivalents, end of period                               $ 2,255,923        2,128,775
                                                                       ===========      ===========

Supplemental disclosures of cash flow information:
  Cash paid during the period for interest                             $    54,839           84,875
                                                                       ===========      ===========

See accompanying notes to condensed financial statements.

                        PEACHES ENTERTAINMENT CORPORATION

                     Notes to Condensed Financial Statements

                     December 28, 1996 and December 30, 1995
                                   (Unaudited)


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

     As of December 28, 1996, the Company is an 87 percent-owned subsidiary of URT Industries, Inc. (the "Parent").

     The results of operations for the nine months ended December 28, 1996, are not necessarily indicative of the operating results to be expected for the year ending March 29, 1997. The Company's business is seasonal. Historically, approximately 30 percent of the Company's sales have occurred in the third fiscal quarter.

     Inventories, which consist of compact discs, tapes and accessories, are stated at the lower of cost (principally average) or market.

     Certain reclassifications have been made to the (unaudited) December 30, 1995 quarterly financial information to conform to the presentation used in the (unaudited) December 28, 1996 financial information.


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

     Under Chapter 11 proceedings, litigation and actions by creditors to collect certain claims in existence at the petition date ("prepetition") are stayed, absent specific Bankruptcy Court authorization to pay such claims. The Company believes that appropriate provisions have been made in the accompanying financial statements for the prepetition claims that could be estimated at the date of these financial statements. Such claims which are reflected as "liabilities subject to compromise." Additional claims (liabilities subject to compromise) may

                                                                     (Continued)

                        PEACHES ENTERTAINMENT CORPORATION

                     Notes to Condensed Financial Statements


     arise subsequent to the filing date resulting from the rejection of executory contracts, including leases and from the determination of the court (or agreed to by parties-in-interest) of allowed claims for contingencies and disputed amounts.

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

     On August 5, 1996, the Company filed its plan of reorganization with the Bankruptcy Court. An amended plan of reorganization was filed on October 23, 1996. The amended plan of reorganization was confirmed by the bankruptcy court on January 17, 1997, (the "confirmation date"), and became effective February 3, 1997 (the "effective date"), subject to all conditions precedent being satisfied in which all conditions precedent were satisfied on February 19, 1997. Among the principle terms of the confirmed plan, subject to certain changes contained in the order of approval, are the following:

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

                        PEACHES ENTERTAINMENT CORPORATION

                     Notes to Condensed Financial Statements


     In order for the Company to be able to effect the Plan of Reorganization on the terms described above, the Parent, in exchange for the issuance to it of 20 million shares of the Company's authorized common stock contributed $350,000 to the capital of the Company, waived an aggregate of $75,000 of dividends payable by the Company to the Parent, guaranteed, subject to the terms of the Plan, the approximately $1,284,000 which is due the principal suppliers in accordance with the foregoing, and loaned $700,000 to the Company. The loan will be repaid to the Parent with interest at prime over a period of four years beginning on the third anniversary of the effective date, subordinate to the amounts owed to the principal suppliers, and secured by inventory and all the assets of the Company.

     In March 1997, the Parent and the Company agreed that the above-described $700,000 loan would be reduced by an amount equal to the lesser of $200,000 or the difference between $1,000,000 and the total shareholders' equity of the Company as of the end of its 1997 fiscal year, without taking such debt reduction into account, and cause the amount of such aggregate debt reduction to be transferred to the capital account of the Company in exchange for shares of a new class of cumulative preferred stock, entitled Series C preferred stock, in an amount as shall be determined by dividing the amount of such aggregate debt reduction by $100. The Series C preferred stock to be so issued shall have a par value of $100 and a cumulative preferred dividend of 10% per annum. The approval of the holders of a majority of the shares of Series C preferred stock, voting as a separate class, shall be required with respect to all matters on which the shareholders have a right to vote. On June 9, 1997, this agreement was rescinded.


(3)  Loss Per Common Share

     Net loss per common share was computed by dividing net loss, less preferred stock dividends, by the weighted average number of total common shares outstanding during the periods.


(4)  Income Taxes

     The Company follows Statement of Financial Accounting Standard ("SFAS") No. 109, "Accounting for Income Taxes." The Company files a consolidated tax return with its Parent. Any applicable tax charge or credits are allocated on a separate return basis. For the nine month period ended December 28, 1996, there was no (benefit) provision for income taxes as the Company has net operating loss carryforwards for federal income tax purposes.

                        PEACHES ENTERTAINMENT CORPORATION

                     Notes to Condensed Financial Statements


(5)  Liabilities Subject to Compromise

     Liabilities subject to compromise include the following:

                                                      December 28,     March 30,
                                                          1996           1996
                                                       ----------      ---------
                                                              (Unaudited)

           Lease rejection claims                      $  600,000        600,000
           Trade and other miscellaneous claims         3,391,976      5,071,434
                                                       ----------      ---------
                                                       $3,991,976      5,671,434
                                                       ==========      =========

     Subsequent to the petition date, the Company negotiated agreements with all of its major suppliers, with the approval of the Bankruptcy Court, which permitted the Company to make returns of unneeded inventory for credit against prepetition indebtedness. On January 17, 1997, the Company's plan of reorganization was confirmed by the Bankruptcy Court. The Company recorded an extraordinary gain of approximately $486,000, primarily as a result of the settlement of lease rejection claims (note 2) during the fourth quarter of fiscal 1997.

                        PEACHES ENTERTAINMENT CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the Nine Months Ended December 28, 1996, Compared to the Nine Months ended December 30, 1995.

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


Results of Operations

Net sales for the nine months ended December 28, 1996 (such nine month period is hereafter referred to as "1996") decreased by approximately 28.3 percent compared to the nine months ended December 30, 1995 (such nine month period is hereafter referred to as "1995"). Such decrease is attributed to a decrease in comparable store sales (12.4 percent), and a decrease in sales in those stores that closed during 1996 versus 1995 (15.9 percent).

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

Recently, the Company's primary suppliers have taken steps to help protect the retail marketplace from certain low cost retailers of music. These steps include not disbursing cooperative advertising funds to retailers which engage in low cost selling practices in violation of the minimum advertised pricing policies of such suppliers. Management believes that such initiatives, in combination with the other factors mentioned immediately below, should help the Company to restore itself to a competitive position in subsequent fiscal years. Other factors which, in management's opinion, should help the Company to restore itself to a competitive position in the future are the closing of the six unprofitable stores which were closed during 1996, the closing of the former headquarters and warehouse, the termination of other unprofitable business arrangements as described herein and concentration on advantages which Peaches Entertainment Corporation has over certain of its competitors, including larger inventory, convenient store locations and a high level of customer service.

The cost of sales for 1996 was lower than that for 1995 due principally to a decrease in net sales. Cost of sales as a percentage of net sales has decreased from 64.7 percent in 1995 to 64.0 percent in 1996 due to increased purchase discounts in 1996.

                                                                     (Continued)

                        PEACHES ENTERTAINMENT CORPORATION


Selling, general and administrative (SG&A) expenses in 1996 decreased by 21.3 percent compared to 1995. Such decrease is attributable to a decrease in comparable store expenses (.1 percent), a decrease in store operating expenses of stores that opened or closed during 1996 versus 1995 (18.8 percent) and a decrease in corporate overhead (2.4 percent). SG&A expenses as a percentage of net sales increased from 38.2 percent in 1995 to 42.0 percent in 1996 due to the fixed nature of certain expenses and the decrease in net sales in addition to the aforementioned items.

The Company incurred a net loss of approximately $1,139,000 in 1996 versus a net loss of approximately $1,340,000 in 1995 due to the reduction in net sales and gross profit as described above, in addition to reorganization costs of approximately $303,000.

The decrease in inventory is mainly due the decrease in the number of stores, as well as, inventory returns as a result of the Chapter 11 filing, which also caused the decrease in liabilities subject to compromise. The increase in accounts payable and accrued liabilities is due to the reduction of prepayments due to the Chapter 11 filing.


Liquidity and Capital Resources

The Company had working capital of $3,382,454 at December 28, 1996 (excluding liabilities subject to compromise in 1996) compared to working capital of $6,083,691 at March 30, 1996 and a current ratio (the ratio of total current assets to total current liabilities) of 2.3 to 1 at December 28, 1996 (excluding liabilities subject to compromise in 1996) compared to a current ratio of 5.6 to 1 at March 30, 1996. The amount of the liabilities subject to compromise at December 28, 1996 is $3,991,976.

At December 28, 1996, the Company had long-term obligations of $724,292 (excluding liabilities subject to compromise of $3,991,976). Management anticipates that its ability to repay its long-term obligations will be satisfied primarily through funds generated from its operations.

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

               Under Chapter 11 proceedings, litigation and actions by creditors to collect certain claims in existence at the petition date ("prepetition") are stayed, absent specific Bankruptcy Court authorization to pay such claims. The Company believes that appropriate provisions have been made in the accompanying financial statements for the prepetition claims that could be estimated at the date of these financial statements. Such claims which are reflected as "liabilities subject to compromise." Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from the rejection of executory contracts, including leases and from the determination of the court (or agreed to by parties-in-interest) of allowed claims for contingencies and disputed amounts.

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

               On August 5, 1996, the Company filed its plan of reorganization with the Bankruptcy Court. An amended plan of reorganization was filed on October 23, 1996. The amended plan of reorganization was confirmed by the bankruptcy court on January 17, 1997, (the "confirmation date"), and became effective February 3, 1997 (the "effective date"), subject to all conditions precedent being satisfied in which all conditions precedent were satisfied on February 19, 1997. Among the principle terms of the confirmed plan, subject to certain changes contained in the order of approval, are the following:

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

In order for the Company to be able to effect the Plan of Reorganization on the terms described above, the Parent, in exchange for the issuance to it of 20 million shares of the Company's authorized common stock contributed $350,000 to the capital of the Company, waived an aggregate of $75,000 of dividends payable by the Company to the Parent, guaranteed, subject to the terms of the Plan, the approximately $1,284,000 which is due the principal suppliers in accordance with the foregoing, and loaned $700,000 to the Company. The loan will be repaid to the Parent with interest at prime over a period of four years beginning on the third anniversary of the effective date, subordinate to the amounts owed to the principal suppliers, and is secured by inventory and all the assets of the Company.

In March 1997, the Parent and the Company agreed that the above-described $700,000 loan would be reduced by an amount equal to the lesser of $200,000 or the difference between $1,000,000 and the total shareholders' equity of the Company as of the end of its 1997 fiscal year, without taking such debt reduction into account, and cause the amount of such aggregate debt reduction to be transferred to the capital account of the Company in exchange for shares of a new class of cumulative preferred stock, entitled Series C preferred stock, in an amount as shall be determined by dividing the amount of such aggregate debt reduction by $100. The Series C preferred stock to be so issued shall have a par value of $100 and a cumulative preferred dividend of 10% per annum. The approval of the holders of a majority of the shares of Series C preferred stock, voting as a separate class, shall be required with respect to all matters on which the shareholders have a right to vote. On June 9, 1997, this agreement was rescinded.

                                                                     (Continued)

                        PEACHES ENTERTAINMENT CORPORATION


Item 3.   Defaults Upon Mortgage Payable

          As a result of the bankruptcy filing, the Company was in default under the indentures governing the mortgage payable. As discussed in note 2 of the notes to the condensed financial statements on Form 10-Q for the nine-month period ended December 28, 1996, under Chapter 11 proceedings, litigation and actions by creditors to collect certain claims in existence at the petition date are stayed, absent specific Bankruptcy Court authorizations to pay such claims. On January 17, 1997, the plan of reorganization was confirmed by the Bankruptcy Court and became effective February 3, 1997 subject to satisfaction of certain conditions which were satisfied on February 19, 1997. The confirmed plan or reorganization provided for the repayment of the mortgage payable under the original note provisions, except that the balloon payment was extended to September 2002.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

                    27.0 Financial Data Schedule

          (b)  Reports on Form 8-K

                    None

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


                                    PEACHES ENTERTAINMENT CORPORATION
                                    Registrant


Date: June 27, 1997                 /s/ Allan Wolk
                                    --------------------------------------------
                                    Allan Wolk, Chairman of the Board, President
                                    (Principal Executive Officer)


Date: June 27, 1997                 /s/ Jason Wolk
                                    --------------------------------------------
                                    Jason Wolk, Executive Vice President,
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)