Form 10-K
period 1997-03-29
PEACHES ENTERTAINMENT CORP
filed 1997-06-27
CIK 709197

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   ----------
                                   FORM 10-K

                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of l934

For the fiscal year ended March 29, 1997             Commission File No. 0-12375


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

                                   YES [X] NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                    YES [  ] NO [X]

The aggregate market value (based on the average closing bid and asked prices) of the voting stock held by non-affiliates of the registrant was, as of June 2, 1997, approximately $57,000.

As of June 3, 1997 the registrant's transfer agent reported as issued and outstanding:
                        39,781,270 Shares of Common Stock

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

     URT Industries, Inc. ("URT"), a Florida corporation, presently owns approximately 94% of PEC's issued and outstanding shares of common stock and all of its issued and outstanding shares of preferred stock and controls PEC. The remaining approximately 6% of PEC's issued and outstanding shares of common stock are owned by non-affiliated persons.

Confirmation of Amended Plan of Reorganization

     PEC emerged from bankruptcy protection during the last quarter of the fiscal year ended March 29, 1997 (the "1997 fiscal year"), following its filing of a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the Southern District of Florida (the "Bankruptcy Court") on or about
January 16, 1996 (the "Petition Date"). During the pendency of such proceeding (the "Chapter 11 proceeding"), PEC continued to manage its affairs and operate its business as a debtor-in-possession (subject to the approval of the Bankruptcy Court with respect to transactions outside of the ordinary course of business), while it developed a Plan of Reorganization that would allow it to continue in business. PEC's Amended Plan of Reorganization, dated October 23, 1996, as modified by the Bankruptcy Court's Order of January 17, 1997 (the "Plan of Reorganization"), was confirmed by the Bankruptcy Court on such date, and became effective on February 19, 1997 (the "Effective Date"). For a discussion of the Plan of Reorganization and other action taken in connection with the Chapter 11 proceeding, see "LEGAL PROCEEDINGS" below.

The Peaches Stores

     The following table sets forth the number of stores which were open at the beginning of the year, which opened during the year, which closed during the year and which were open at the end of the year, with respect to PEC's last five complete fiscal years ended March 29, 1997:

                                       1997     1996     1995     1994     1993
                                       ----     ----     ----     ----     ----
 Number of stores:

At beginning of period                   13       19       20       21       22
    Opened during period                  0        0        1        0        0
    Closed during period                 (0)      (6)      (2)      (1)      (1)
                                        ---      ---      ---      ---      ---

At end of period                         13       13       19       20       21

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

Operation of the Peaches Stores

     The "Peaches" stores are all similar in appearance. They have distinct, wood panelled interiors, are decorated in a manner which identifies them as "Peaches" stores and carry a wide selection of prerecorded music as well as recorded and blank video tapes, accessory items and specialty items such as T-shirts and crates. Some stores are free standing and others are contiguous to other stores in shopping centers. At present, each "Peaches" store is managed by an individual director who is responsible for implementing guidelines for ordering, pricing and displaying merchandise sold in the store, hiring and firing personnel and other matters relating to store administration, including re-orders of merchandise. The adoption of such guidelines, relationships with landlords, the purchase and allocation of new releases, advertising and related other matters are handled by the home office. PEC has a computerized inventory control system in place at each of its stores.

     As of the last day of the 1997 fiscal year, PEC purchased merchandise from approximately 61 suppliers, among whom the principal ones were BMG, CEMA, PGD, SONY, UNI, WEA, and Bassin. Approximately 76% of the merchandise purchased during the 1997 fiscal year came from such seven principal suppliers. Purchases from given suppliers are, to a great extent, determined by which of them are manufacturing or distributing the most popular prerecorded music products at a given time, as well as the credit and other terms on which such suppliers are willing to sell to PEC. PEC is not obligated to purchase merchandise from any supplier. It has numerous alternate sources of supply for inventory, although in some cases, the expenses are or would be greater if such alternate sources are utilized. Merchandise is delivered directly by suppliers to the stores.

     Prior to the Chapter 11 proceeding, the usual terms received by PEC from suppliers provided for payment to be made within 60 days from the end of the month in which a purchase was made. In addition, PEC normally received an additional 30 to 120 days to pay for certain purchases during the course of the year. Such terms are usual in the industry.

     Prior to the Chapter 11 proceeding, PEC was also able to return merchandise, without limitation, to all of its major suppliers, who charged a penalty if returns exceeded certain percentages of the dollar amounts of gross purchases. Such return policies did not have any adverse effect on PEC's business.

     For a short period after the Chapter 11 filing, PEC was not able to obtain delivery from any of its principal suppliers of merchandise, except Bassin (which supplied the inventory which might otherwise have been ordered through other suppliers), and was not able to return merchandise in accordance with the return policies described above. Eventually, during the course of the Chapter 11 proceeding, all of PEC's principal suppliers resumed shipping merchandise to PEC and agreed to allow PEC to make returns of unneeded inventory for credit against pre-petition indebtedness. In some cases, suppliers also agreed to ship merchandise on credit. During the pendency of the Chapter 11 proceeding, PEC was able to obtain approximately 80% of its inventory on credit, and was able to return most of its unused inventory for credit against pre-petition indebtedness. Because of the resumption in deliveries from suppliers, as well as the use of alternate sources of merchandise, the Chapter 11 filing did not have a materially negative effect on PEC's ability to obtain inventory or to return unused inventory for credit, although the cost of such inventory was generally higher than it would otherwise have been and the terms for the return of unused inventory were sometimes different than those which were in effect prior to the Petition Date.

     Subsequent to the Effective Date, all of PEC's seven principal suppliers and most of its other suppliers have agreed on terms with respect to payment for merchandise and the return of unused merchandise for credit which are the same or similar to the terms which were in effect prior to the Chapter 11 proceeding.

     Advertising in local newspapers and media is determined by PEC management. PEC also engages in cooperative advertising with suppliers who pay a portion of the cost. In addition to the director, each "Peaches" store is staffed with managers, cashiers and sales and stock room personnel. The stores are open seven days a week.

     Based on management's experience to date, retail business sales fluctuate during the year and are generally at their highest levels during the holiday season, i.e., between October and December. During the last three fiscal years, sales between January and March were approximately 21% of total sales for each year; sales between April and June were approximately 25% of total sales; sales between July and September were approximately 23% of total sales; and sales between October and December were approximately 31% of total sales.

Competition

     The retail sale of prerecorded music and video products is highly competitive. There are hundreds of retail stores and department, discount and variety stores and supermarkets which offer such merchandise to the public. PEC's share of the retail market in the Southeastern United States is not significant. In recent years, in addition to usual competition, there has been a proliferation of non-traditional music outlets, such as appliance and computer retailers and superbookstores, some of whom have used very aggressive price cutting tactics including selling some products below actual cost in order to attract customers to sell them non-music related products, such as computers. For a discussion of action taken to attempt to address such competitive factors, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS".

Employees

     As of the last day of the 1997 fiscal year, PEC employed approximately 257 persons in all capacities. It is not a party to any collective bargaining agreements. Relations with employees have been satisfactory and there have been no work stoppages.

Intercorporate Agreements

     Effective as of January 1, 1996, there have been three agreements in place pertaining to the management of PEC. Pursuant to such agreements, the following arrangements are in effect: for the period from January 1, 1996 through March 31, 2000, URT will continue to provide to PEC the services of Mr. Wolk as PEC's Chairman, President and Chief Executive Officer; and PEC is required to pay to Mr. Wolk during such period, so long as he continues to provide such services, a salary in the amount described below (see "EXECUTIVE COMPENSATION").

     During the 1997 fiscal year, Mr. Wolk devoted approximately 75% of his working time to the business of PEC.

Item 2. PROPERTIES

     Since April, 1996, PEC's headquarters have been located in Hallandale, Florida in a building which is leased by PEC. Such building contains a total of approximately 6,000 square feet of office space. Prior to April, 1996, PEC's headquarters had been located in a larger and more expensive facility of approximately 26,000 square feet in Miramar, Florida in a building which was leased by PEC and included both office and warehouse space. The new headquarters has no warehouse space, as all merchandise is shipped directly from suppliers to stores. The move to smaller facilities with no warehouse space, and the elimination of payroll expenses associated with the old warehouse facility, has resulted in savings to PEC in excess of $200,000 per year. The lease for the old headquarters was among the leases which PEC rejected in connection with the Chapter 11 proceeding pursuant to its rights under the Bankruptcy Code. (See "LEGAL PROCEEDINGS").

     PEC owns real property in Mobile, Alabama on which it constructed and operates a "Peaches" store. Such property is subject to a first mortgage to an institutional lender and to a second mortgage to URT. PEC made all payments on the first mortgage as they became due during the Chapter 11 proceeding, and negotiated a longer payout of such mortgage during the course of such proceeding. The second mortgage secures a debt owed by PEC to URT as a result of a loan which was made by URT to PEC in January, 1997 in order to enable PEC to satisfy certain of its obligations to creditors under the Plan of Reorganization. (See "LEGAL PROCEEDINGS").

     All "Peaches" stores, other than the Mobile, Alabama store discussed immediately above, are leased. For information concerning such other stores operated by PEC, see "BUSINESS--The Peaches Stores".

Item 3. LEGAL PROCEEDINGS

     PEC's above-described voluntary petition for relief under Chapter 11 of the Bankruptcy Code resulted in the below-described Plan of Reorganization. The Plan of

Reorganization, as so confirmed by the Bankruptcy Court, provided for the following:

     (a) All unsecured creditors, including all of PEC's inventory suppliers, but excluding landlords under leases rejected by PEC, are entitled to 100% of their allowed claims (the total of which is approximately $4,922,000). PEC's seven principal suppliers (whose allowed claims total approximately $4,372,000 out of such $4,922,000) were entitled to, and received, payment and inventory returns equal to approximately 70% of their allowed claims (80% in the case of one such supplier) within approximately 60 days after the Effective Date. The balance of the payments to such seven principal suppliers (approximately $1,284,000) is payable with interest at the prime rate charged by Chase Manhattan Bank, N.A. over a period of 24 months commencing in March, 1997. The amounts due to such suppliers are secured by a perfected first lien and security interest in the inventory originally distributed by such suppliers or which is otherwise in the possession of and owned by PEC. The remaining unsecured creditors (whose allowed claims total approximately $550,000) were entitled to and received the full amount of their allowed claims on the Effective Date.

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

     In order to enable PEC to effect the Plan of Reorganization on the terms described above, URT, in exchange for the issuance to it of 20,000,000 shares of PEC's authorized common stock (including 218,730 treasury shares), agreed that, subject to the terms of the Plan, it would contribute $350,000 to the capital of PEC, waive an aggregate of $75,000 of dividends payable by PEC to URT, guarantee the approximately $1,284,000 which is due to the principal suppliers after the Effective Date pursuant to the arrangements described in subparagraph (a) above, and lend $700,000 to PEC on the Effective Date (For additional information pertaining to such arrangements between PEC and URT, see "CERTAIN

RELATIONSHIPS AND RELATED TRANSACTIONS").

     During the course of the Chapter 11 proceeding, the Bankruptcy Court issued orders authorizing the following additional action:

     (a) PEC's rejection of the unexpired portion of the leases covering PEC's former corporate headquarters in Miramar, Florida, as well as the six unprofitable stores closed by PEC during the 1996 fiscal year (See "PROPERTIES" and "BUSINESS--The Peaches Stores").

     (b) PEC's rejection of the unexpired portion of the lease covering a store in Charlotte, North Carolina which had been closed by PEC during the 1991 fiscal year and as to which PEC had been responsible for the shortfall between the amount payable under PEC's lease for such store and the amount being paid by a subtenant of such store.

     (c) PEC's assumption of the unexpired portion of the leases covering PEC's new corporate headquarters and the twelve leased stores which PEC had decided to keep in operation.

     (d) PEC's execution of a settlement agreement with its former Executive Vice-President under which the amounts payable to him under an employment and consulting agreement with him were reduced from a sum exceeding $870,000, if such agreement had remained in effect, to the sum of $282,500 (payable over four years commencing February, 1996), and under which such former officer executed a confidentiality agreement and an indemnification agreement with PEC.

     (e) PEC's entry into post-petition agreements with its suppliers of inventory under which PEC was permitted to return merchandise to such suppliers for a credit against pre-petition claims, and under which PEC was entitled to purchase merchandise on credit from certain of such suppliers (See "BUSINESS - Operation of the Peaches Stores").

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

     PEC's Common Stock is quoted by market makers on the over-the-counter market. The following table sets forth the closing high and low, bid and asked quotations for PEC's Common Stock for the calendar periods indicated, based on information supplied by the National Quotation Bureau, Incorporated:

                                              Bid Prices        Asked Prices
                                              ----------        ------------
                                              High     Low       High     Low
1995

     Quarter ended March 31,                   1/32    1/32      9/32     7/32
     Quarter ended June 30,                    1/32    1/32      9/32     7/32
     Quarter ended Sept. 30,                   1/32    1/32      9/32     7/32
     Quarter ended Dec. 31,                    1/32    1/32      9/32     7/32

1996

     Quarter ended March 31,                   1/32    .001      9/32     7/32
     Quarter ended June 30,                  .03125  .03125    .21875   .15625
     Quarter ended Sept. 30,                 .03125    .001    .15625   .15625
     Quarter ended Dec. 31,                  .03125    .005    .15625      .05

1997

     Quarter ended March 31                   .005     .001       .05      .05
     Quarter through June 2.                  .001     .001       .05      .05

     The above over-the-counter quotations represent prices between dealers, do not include retail markups, markdowns or commissions and do not necessarily represent actual transactions.

Dividends

     There has been no payment of dividends on PEC's Common Stock since its inception and payment of dividends on such stock in the future will depend upon its earnings and needs. PEC is required to pay dividends on its outstanding shares of preferred stock (see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Liquidity and Capital Resources"). In connection with the Chapter 11 proceeding, the owner of such preferred stock, URT, waived dividends on such stock for the period beginning January 1, 1996 and ending March 29, 1997 (See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS").

Approximate Number of Equity Security Holders

     The following table indicates the approximate number of holders of record of each class of PEC's common equity securities as of June 3, 1997, based on information supplied by PEC's transfer agent:

                                                       Number of Record
      Title of Class                                        Holders
      --------------                                        -------

      Common Stock, $.01 par value                           1,509

Item 6. SELECTED FINANCIAL DATA

     The following table sets forth selected financial data and other operating information of the Company. The selected financial data should be read in conjunction with the financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                    March 29,       March 30,       April 1,        April 2,        April 3,
                                                      1997            1996            1995            1994            1993
                                                      ----            ----            ----            ----            ----
Operating statement data:
     Net sales                                   $ 18,109,119      23,626,489      31,960,953      36,303,455      37,861,389

     Net (loss) income                               (865,313)     (2,416,051)     (1,995,408)       (108,456)        296,426

     Income (loss) per common share                      (.04)           (.12)          (0.10)          (0.01)           0.01

     Weighted average number of common shares
        outstanding                                20,055,243      19,781,270      19,781,270      19,781,270      19,781,270

Balance sheet data:
     Working capital excluding liabilities
        subject to compromise in 1997            $  1,513,459       6,083,691       2,058,184       3,550,371       3,514,978

     Total assets                                   6,170,065       9,442,616      11,224,889      13,390,533      14,025,154

     Current portion of long-term obligations         730,239         124,774         110,028         131,173         174,579

     Long-term obligations                          1,337,190         810,367         929,654         705,109         836,282

     Shareholders' equity                             913,913       1,429,226       3,890,277       5,945,685       6,114,141

Store data:
     Weighted average square feet of selling
        space                                          88,012          88,012         130,157         137,145         139,850

     Weighted average sales per square foot of
        selling space                            $        206             268             246             265             271

     Number of stores open at end of period                13              13              19              20              21




There were no cash dividends declared for common stock in any of the periods presented.

(1)  Includes 53 weeks of operations.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

From time to time, PEC (sometimes referred to herein as the "Company") may make certain statements that contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995). Words such as "believe", "anticipate", "estimate", "project" and similar expressions are intended to identify such forward-looking statements. Forward-looking statements may be made by management orally or in writing, including, but not limited to, in press releases, as part of this Management's Discussion and Analysis of Financial
Condition and Results of Operations and as a part of other sections of this Annual Report or other filings. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their respective dates, and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should any of the underlying assumptions prove incorrect, actual results of current and future operations may vary materially from those anticipated, estimated or projected.

Results of Operations

FISCAL YEAR ENDED MARCH 29, 1997 (1997) COMPARED TO FISCAL YEAR ENDED MARCH 30, 1996 (1996)

Net sales for 1997 decreased 23.4% compared to 1996. 13.3% of such decrease is attributed to the fact that 1996 included sales for stores that had been open during 1996 and were closed during or near the end of 1996. The balance of such decrease (10.1%) is attributed to comparable store sales.

     The cost of sales for 1997 was lower than that for 1996 due principally to a decrease in net sales. Cost of sales as a percentage of net sales decreased from 64.8% in 1996 to 63.2% in 1997 due to increased purchase discounts in 1997 and the fact that 1996 reflected the effects of buying a portion of PEC's inventory during the Chapter 11 proceeding from alternate sources with higher prices. However, a portion of 1997 also included buying a portion of the inventory from alternate sources at higher prices. The Company did not receive discounts associated with normal trade terms until the first quarter of the fiscal year commencing March 30, 1997 ("fiscal 1998").

Selling, general, and administrative (SG&A) expenses in 1997 decreased 20.4% compared to 1996. Such decrease is attributed to a decrease in store operating expenses of stores that had been open during 1996, but were closed during or near the end of 1996 (15.0%), a decrease in corporate overhead (0.3%), and a decrease in comparable store expenses (5.1%). SG&A expenses, as a percentage of net sales, increased from 40.2% in 1996 to 41.8% in 1997 due to the fixed nature of certain expenses and the decrease in net sales in addition to the aforementioned items.

The Company incurred a net loss of approximately $865,000 in 1997 versus a net loss of approximately $2,416,000 in 1996. The significant reduction of net loss is attributed to the success of the Chapter 11 reorganization. However, such success was offset by professional fees and lost gross profit as a result of not obtaining similar terms from trade creditors to those that existed prior to the Chapter 11 proceeding until approximately the first quarter of fiscal 1998. Also, further overhead reductions will not be evident until fiscal 1998.

     Recently, the Company's primary suppliers have taken steps to help protect the retail marketplace from certain low cost retailers of music. These steps include not disbursing cooperative advertising funds to retailers which engage in low cost selling practices in violation of the minimum advertised pricing policies of such suppliers. Management believes that such initiatives, in combination with the other factors mentioned immediately below, should help the Company to restore itself to a competitive position in subsequent fiscal years. Other factors which, in management's opinion, should help the Company to restore itself to a competitive position in the future include the fact that the Company's Plan of Reorganization was confirmed during the last quarter of 1997. The benefits of the reorganization include the termination of the leases associated with the six unprofitable stores which were closed during 1996, the closing of the Company's former headquarters and warehouse and the termination of other unprofitable business arrangements as described herein. Another factor which, in management's opinion, should help the Company to restore itself to a competitive position, is the Company's concentration on advantages which it has over certain of its competitors, including large inventory, convenient store locations and a high level of customer service, which includes the ability of the customer to sample virtually all product before purchasing and a timely special-order program.

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

During the last few years, non-traditional music retailers such as appliance and computer retailers and super bookstores have begun to sell prerecorded music and video products. They have adopted policies of selling music product at near or below wholesale cost as a means of attracting customers to sell other products. The Company continued to suffer the effect of such competition during 1996 and, as a result, filed its voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the early part of the last quarter of 1996.

The cost of sales for 1996 was lower than that for 1995 due principally to a decrease in net sales. Cost of sales as a percentage of net sales increased from 63.7% in 1995 to 64.8% in 1996 due to a reduction in retail prices in an effort to meet the increased competition, a change in terms with PEC's principal suppliers during the Chapter 11 proceeding and the effects of buying a portion of PEC's inventory during the Chapter 11 proceeding from alternate sources with higher prices.

Selling, general, and administrative (SG&A) expenses in 1996 decreased 17.1% compared to 1995. Such decrease is attributed to a decrease in store operating expenses of stores that opened or closed during 1996 versus 1995 (15.0%) and a decrease in corporate overhead (2.5%), offset by an increase in comparable store expenses (0.4%). SG&A expenses, as a percentage of net sales, increased from 35.9% in 1995 to 40.2% in 1996 due to the fixed nature of certain expenses and the decrease in net sales in addition to the aforementioned items.

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

Selling, general, and administrative (SG&A) expenses in 1995 decreased 6.3% compared to 1994. Such decrease is attributed to a decrease in comparable store expenses (1.1%), a decrease in store operating expenses of stores that opened or closed during 1995 versus 1994 (2.9%), a decrease in corporate overhead (1.9%), and a decrease in the cost of store openings (0.4%). SG&A expenses, as a percentage of net sales, increased from 33.7% in 1994 to 35.8% in 1995 due to the fixed nature of certain expenses and the decrease in net sales in addition to the aforementioned items.

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

Liquidity and Capital Resources

The Company had working capital of $1,513,459 at March 29, 1997, compared to working capital of $412,257 at March 30, 1996 (including liabilities in the amount of $5,671,434 which were subject to compromise on such date). The Company had a current ratio (the ratio of total current assets to total current liabilities) of 1.5 to 1 at March 29, 1997, compared to a current ratio of 1.6 to 1 at March 30, 1996 (including the liabilities so subject to compromise on such date).

At March 29, 1997, the Company had long-term obligations of $1,337,190 (excluding $704,813 due to URT). Management anticipates that the Company's ability to repay its long-term obligations will be satisfied primarily through funds generated from its operations.

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

The Company has issued and outstanding 2,500 shares of $100 par, 11%, Series A cumulative preferred stock and 2,500 shares of $100 par, 13%, Series B cumulative preferred stock. All of such shares are owned by URT. During the 1997 fiscal year, the Company did not pay any dividends to URT with respect to its preferred stock, due to URT's waiver of the dividends payable with respect to such stock. The total dividends otherwise payable with respect to the outstanding preferred stock is $60,000 per annum (See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS").

In March, 1995, the Financial Accounting Standards Board issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of, which became effective for fiscal years beginning after December 15 ,1995. This standard establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets and certain intangibles to be disposed of. The Company adopted this standard in 1997, and it did not have a material impact on the financial condition or operating results of the Company.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                        PEACHES ENTERTAINMENT CORPORATION

                                Table of Contents





Independent Auditors' Report                                                 17

Financial Statements:
      Balance  Sheets as of March 29, 1997 and March 30, 1996                18
      Statements of Operations for each of the years in the three
         year period ended March 29, 1997                                    19
      Statements of Shareholders' Equity for each of the years in
         the three year period ended March 29, 1997                          20
      Statements of Cash Flows for each of the years in the three
         year period ended March 29, 1997                                    22
      Notes to Financial Statements                                          24

                          Independent Auditors' Report


Directors and Shareholders
Peaches Entertainment Corporation
Hallandale, Florida:


We have audited the accompanying balance sheets of Peaches Entertainment Corporation (the "Company") as of March 29, 1997 and March 30, 1996, and the related statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended March 29, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Peaches Entertainment Corporation as of March 29, 1997 and March 30, 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended March 29, 1997 in conformity with generally accepted accounting principles.



                                        KPMG PEAT MARWICK LLP


May 30, 1997, except as to note 2
     which is as of June 9, 1997
Ft. Lauderdale, Florida

                        PEACHES ENTERTAINMENT CORPORATION

                                 Balance Sheets

                        March 29, 1997 and March 30, 1996

                                    Assets                                                           1997                   1996
                                    ------                                                           ----                   ----

Current assets:
     Cash and cash equivalents                                                                   $ 1,456,070              1,917,566
     Inventories                                                                                   2,855,494              4,954,260
     Prepaid inventory                                                                                39,733                254,249
     Prepaid expenses and other current assets                                                       220,275                279,346
     Refundable income taxes                                                                            --                    9,136
                                                                                                 -----------            -----------
                   Total current assets                                                            4,571,572              7,414,557

Property and equipment, net                                                                        1,439,731              1,843,708
Other assets                                                                                         158,762                184,351
                                                                                                 -----------            -----------
                                                                                                 $ 6,170,065              9,442,616
                                                                                                 ===========            ===========

                      Liabilities and Shareholders' Equity
                      ------------------------------------

Liabilities not subject to compromise

Current liabilities:
     Current portion of long-term obligations                                                        730,239                124,774
     Accounts payable                                                                              1,371,869                103,038
     Accrued liabilities                                                                             956,005              1,103,054
                                                                                                 -----------            -----------

                   Total current liabilities                                                       3,058,113              1,330,866

Long-term obligations                                                                              1,337,190                810,367
Due to Parent                                                                                        704,813                   --
Deferred rent                                                                                        156,036                200,723
                                                                                                 -----------            -----------

                   Total liabilities not subject to compromise                                     5,256,152              2,341,956

Liabilities subject to compromise                                                                       --                5,671,434
                                                                                                 -----------            -----------
                   Total liabilities                                                               5,256,152              8,013,390
                                                                                                 -----------            -----------

Shareholders' equity:
     Preferred stock, $100 par value; 50,000 shares
        authorized; 5,000 shares issued and outstanding                                              500,000                500,000
     Common stock subscribed (20,000,000 shares as of
        March 29, 1997)                                                                              350,000                   --
     Common stock,  $.01 par value; 40,000,000 shares
         authorized;  19,889,120 shares and 20,107,850 shares
         issued as of March 29, 1997 and March 30, 1996                                              198,892                201,079
     Additional paid-in capital                                                                    1,284,471              1,284,471
     Retained deficit                                                                             (1,399,670)              (496,429)
                                                                                                 -----------            -----------
                                                                                                     933,693              1,489,121
                                                                                                 -----------            -----------
     Treasury stock, 107,850 and 326,580 common shares,
         at cost, as of  March 29, 1997 and March 30, 1996                                           (19,780)               (59,895)
                                                                                                 -----------            -----------
                   Total shareholders' equity                                                        913,913              1,429,226
                                                                                                 -----------            -----------

Commitments and contingencies
                                                                                                 -----------            -----------
                                                                                                 $ 6,170,065              9,442,616
                                                                                                 ===========            ===========



See accompanying notes to financial statements.

                        PEACHES ENTERTAINMENT CORPORATION

                            Statements of Operations

       For each of the years in the three-year period ended March 29, 1997


                                                                                  1997                 1996                 1995
                                                                                  ----                 ----                 ----

Net sales                                                                    $ 18,109,119           23,626,489           31,960,953
                                                                             ------------           ----------           ----------
Costs and expenses:
     Cost of sales                                                             11,453,125           15,316,441           20,347,493
     Selling, general and administrative expenses                               7,570,528            9,513,941           11,473,660
     Store closing costs                                                             --                189,623              548,701
     Loss on litigation                                                              --                   --                431,692
     Management fees                                                                 --                562,500            1,024,386
                                                                             ------------           ----------           ----------
                                                                               19,023,653           25,582,505           33,825,932
                                                                             ------------           ----------           ----------
               Loss from operations                                              (914,534)          (1,956,016)          (1,864,979)
                                                                             ------------           ----------           ----------
Other (expense) income:
     Interest expense                                                             (88,345)            (111,451)             (82,332)
     Interest income                                                               30,832               22,566               48,891
                                                                             ------------           ----------           ----------
                                                                                  (57,513)             (88,885)             (33,441)
                                                                             ------------           ----------           ----------
               Loss before reorganization costs, income                          (972,047)          (2,044,901)          (1,898,420)
                  taxes and extraordinary gain

Reorganization costs:
     Professional fees                                                           (379,645)             (88,223)                --
     Store closing costs                                                             --               (282,927)                --
                                                                             ------------           ----------           ----------
                                                                                 (379,645)            (371,150)                --
                                                                             ------------           ----------           ----------

Loss before income taxes and extraordinary gain                                (1,351,692)          (2,416,051)          (1,898,420)

Provision for income taxes                                                           --                   --                 96,988
                                                                             ------------           ----------           ----------
               Loss before extraordinary gain                                  (1,351,692)          (2,416,051)          (1,995,408)

Extraordinary gain due to reorganization (note 9)                                 486,379                 --                   --
                                                                             ------------           ----------           ----------
               Net loss                                                      $   (865,313)          (2,416,051)          (1,995,408)
                                                                             ============           ==========           ==========
               Net loss per common share                                     $       (.04)                (.12)                (.10)
                                                                             ============           ==========           ==========



See accompanying notes to financial statements.

                        PEACHES ENTERTAINMENT CORPORATION

                       Statements of Shareholders' Equity

       For each of the years in the three-year period ended March 29, 1997

                                                 Preferred stock              Common stock subscribed           Common stock
                                             -------------------------      ---------------------------  --------------------------
                                                Shares       Amount           Shares        Amount          Shares         Amount
                                                ------       ------           ------        ------          ------         ------
Balance, April 2, 1994                           5,000   $   500,000             --     $      --         20,107,850    $   201,079

     Net loss                                     --            --               --            --               --             --

        Payment of preferred stock
           dividend to Parent                     --            --               --            --               --             --
                                           -----------   -----------      -----------   -----------      -----------    -----------

Balance, April 1, 1995                           5,000       500,000             --            --         20,107,850        201,079

     Net loss                                     --            --               --            --               --             --

        Payment of preferred stock
           dividend to Parent                     --            --               --            --               --             --
                                           -----------   -----------      -----------   -----------      -----------    -----------

Balance, March 30, 1996                          5,000       500,000             --            --         20,107,850        201,079

     Net loss                                     --            --               --            --               --             --

     Contributed capital                          --            --         20,000,000       350,000         (218,730)        (2,187)
                                           -----------   -----------      -----------   -----------      -----------    -----------

Balance, March 29, 1997                          5,000   $   500,000       20,000,000   $   350,000       19,889,120    $   198,892
                                           ===========   ===========      ===========   ===========      ===========    ===========

                 Treasury stock            Capital      Retained
            ------------------------      in excess     earnings
              Shares         Amount        of par       (deficit)       Total
            ----------    ----------     ----------    ----------     ----------

             326,580     $  (59,895)     1,284,471     4,020,030      5,945,685

                --             --             --      (1,995,408)    (1,995,408)


                --             --             --         (60,000)       (60,000)
            ---------     ----------     ----------    ----------     ----------

             326,580        (59,895)     1,284,471     1,964,622      3,890,277

                --             --             --      (2,416,051)    (2,416,051)


                --             --             --         (45,000)       (45,000)
            ---------     ----------     ----------    ----------     ----------

             326,580        (59,895)     1,284,471      (496,429)     1,429,226

                --             --             --        (865,313)      (865,313)

            (218,730)        40,115           --         (37,928)       350,000
            ---------     ----------     ----------    ----------     ----------

             107,850     $  (19,780)     1,284,471    (1,399,670)       913,913
             ========     ==========     ==========    ==========     ==========


See accompanying notes to financial statements.

                        PEACHES ENTERTAINMENT CORPORATION

                            Statements of Cash Flows

       For each of the years in the three-year period ended March 29, 1997


                                                                                   1997                 1996                 1995
                                                                                   ----                 ----                 ----

Cash flows from operating activities:
     Net loss                                                                 $  (865,313)          (2,416,051)          (1,995,408)
                                                                              -----------           ----------           ----------

     Adjustments  to  reconcile  net  loss to net cash  (used  in)  provided  by operating activities:
           Extraordinary gain                                                    (486,379)                --                   --
           Depreciation and amortization                                          448,862              455,156              559,450
           Loss on abandonment of leasehold
              improvements                                                           --                190,601                 --
           Deferred income taxes                                                     --                   --                337,321
           Deferred rent                                                          (44,687)            (299,747)              15,402
           Changes in assets and liabilities affecting
              cash flows from operating activities:
                  (Increase) decrease in:
                    Inventories                                                    25,200              624,477              263,579
                    Prepaid inventory                                             214,516             (254,249)                --
                    Prepaid expenses and other current
                       assets                                                      59,071               10,067               27,108
                    Refundable income taxes                                         9,136              248,093             (221,229)
                    Other assets                                                   25,589                4,997               46,980
                  Increase (decrease) in:
                    Accounts payable                                            1,268,831           (4,027,492)            (484,050)
                    Accrued liabilities                                          (147,049)            (420,893)             230,012
                    Long-term obligations                                            --                (61,022)             334,573
                    Liabilities subject to compromise                          (1,854,514)           5,671,434                 --
           Changes due to reorganization activities:
               Loss on abandonment of leasehold
                    improvements                                                     --                296,509                 --
                                                                              -----------           ----------           ----------
                        Net cash (used in) provided by
                            operating activities                               (1,346,737)              21,880             (886,262)
                                                                              -----------           ----------           ----------
Cash flows from investing activities:
     Purchases of property and equipment                                          (44,885)            (168,331)            (920,477)
     Proceeds from disposition of land, property and
        equipment                                                                    --                615,243                 --
                                                                              -----------           ----------           ----------
                        Net cash (used in) provided by
                            investing activities                                  (44,885)             446,912             (920,477)
                                                                              -----------           ----------           ----------
Cash flows from financing activities:
     Due to Parent                                                                704,813                 --                   --
     Capital contribution                                                         350,000                 --                   --
     Repayment of long-term obligations                                          (124,687)             (43,519)            (206,173)
     Dividends paid                                                                  --                (45,000)             (60,000)
                                                                              -----------           ----------           ----------
                        Net cash provided by (used in)
                            financing activities                                  930,126              (88,519)            (266,173)
                                                                              -----------           ----------           ----------


                                       22                                                                                (Continued)

                                          PEACHES ENTERTAINMENT CORPORATION

                                                                                               1997           1996           1995
                                                                                               ----           ----           ----
                        Net (decrease) increase in cash and
                            cash equivalents                                              $  (461,496)       380,273     (2,072,912)

Cash and cash equivalents, beginning of year                                                1,917,566      1,537,293      3,610,205
                                                                                          -----------    -----------    -----------

Cash and cash equivalents, end of year                                                    $ 1,456,070      1,917,566      1,537,293
                                                                                          ===========    ===========    ===========


Supplemental  disclosures of cash flow information:
   Cash paid (received) during the period for:
        Interest                                                                          $    88,345        111,451         82,332
                                                                                          ===========    ===========    ===========
        Income tax payments (refund), net                                                 $      --         (248,093)       (19,104)
                                                                                          ===========    ===========    ===========


Supplemental schedule of non-cash operating and investing activities relating to the reorganization:

Liabilities subject to compromise, March 30, 1996                                                    $5,671,434
     Less:  Inventory returns for credit                                                              2,073,566
        Cash paid                                                                                     1,854,514
        Extraordinary gain (primarily as a result of lease
           rejection claims - note 9)                                                                   486,379
                                                                                                     ----------
Long-term obligation, March 28, 1997 (note 6)                                                        $1,256,975
                                                                                                     ==========


See accompanying notes to financial statements.


                                       23                           (Continued)

                        PEACHES ENTERTAINMENT CORPORATION

                          Notes to Financial Statements

                March 29, 1997, March 30, 1996 and April 1, 1995

(1)  Organization and Basis of Presentation

     Peaches Entertainment Corporation (the "Company") is engaged in the business of retailing prerecorded music, video and accessory items, principally in the southeastern United States. The Company is an 93.5 percent-owned subsidiary of URT Industries, Inc. (the "Parent").

(2)  Confirmation of Amended Plan of Reorganization

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

     Under Chapter 11 proceedings, litigation and actions by creditors to collect certain claims in existence at the petition date ("prepetition") were stayed, absent specific bankruptcy court authorization to pay such claims, which are reflected as "liabilities subject to compromise" at March 30, 1996.

     As debtor-in-possession, the Company had the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject certain executory contracts, including unexpired leases. Any claim for damages resulting from the rejection of an executory contract or an unexpired lease was treated as a general unsecured claim in the Chapter 11 proceedings. The Company affirmed 13 leases (5 of which were modified on terms more favorable to the Company) and rejected 8 leases.

     On August 5, 1996, the Company filed its plan of reorganization with the Bankruptcy Court. An amended plan of reorganization was filed on October 23, 1996. The amended plan of reorganization, as modified by the Bankruptcy Court's order of January 17, 1997, was confirmed by the Bankruptcy Court on such date (the "confirmation date"), and became effective February 3, 1997 (the "effective date"), subject to satisfaction of certain conditions which were satisfied by February 19, 1997. The principal terms of the confirmed plan are as follows:

     o All unsecured creditors, including all inventory suppliers, but excluding landlords under leases rejected by the Company, are entitled to 100 percent of their allowed claims (the total of which is approximately $4,922,000). The Company's seven principal suppliers (whose allowed claims total approximately $4,372,000 out of such $4,922,000) are entitled to and received payment and inventory returns equal to approximately 70 percent of their allowed claims (80 percent in the case of one such supplier) within approximately 60 days after the effective date, and the balance (approximately $1,284,000) is payable with interest at prime over a period of 24 months commencing March 1997. The remaining unsecured creditors (whose allowed claims total approximately $550,000)

                                       24                            (Continued)

                        PEACHES ENTERTAINMENT CORPORATION

                          Notes to Financial Statements


               were entitled to and received the full amount of their allowed claims on the effective date. The amounts owed to the principal suppliers are secured by a perfected first lien and security interest in the inventory originally distributed by the secured parties which was sold to the Company or is otherwise in the possession and owned by the Company.

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

          In order for the Company to be able to effect the plan of reorganization on the terms described above, the Parent, in exchange for the issuance to it of 20 million shares of the Company's authorized common stock (including 218,730 treasury shares), contributed $350,000 to the capital of the Company, waived an aggregate of $75,000 of dividends payable by the Company to the Parent, guaranteed, subject to the terms of the Plan, the approximately $1,284,000 which is due the principal suppliers in accordance with the foregoing, and loaned $700,000 to the Company. The loan will be repaid to the Parent with interest at prime over a period of four years beginning on the third anniversary of the effective date, is subordinate to the amounts owed to the principal suppliers, and is secured by inventory and all the assets of the Company. As a result of the above transaction, the Parent is the beneficial owner of approximately 93.5 percent of the Company's issued and outstanding shares of common stock and all of its issued and outstanding shares of preferred stock.

          In March 1997, the Parent and the Company agreed that if the Company's financial statements for its 1997 fiscal year show total shareholders' equity of less than $1,000,000, the above-described $700,000 loan would be reduced by an amount equal to the lesser of $200,000 or the difference between $1,000,000 and the total shareholders' equity of the Company as of the end of its 1997 fiscal year, without taking such debt reduction into account, and cause the amount of such aggregate debt reduction to be transferred to the capital account of the Company in exchange for shares of a new class of cumulative preferred stock, entitled Series C preferred stock, in an amount as shall be determined by dividing the amount of such aggregate debt reduction by $100. Any Series C preferred stock to be so issued will have a par value of $100 and a cumulative preferred dividend of 10% per annum. The approval of the holders of a majority of the shares of Series C preferred stock, voting as a separate class, shall be required with respect to all matters on which the shareholders have a right to vote. On June 9, 1997, the above agreement was rescinded.


                                      25                             (Continued)

                        PEACHES ENTERTAINMENT CORPORATION

                          Notes to Financial Statements

(3)  Liquidity

     As discussed in note 2, the Company's Amended Plan of Reorganization was confirmed by the bankruptcy court and became effective February 3, 1997.

     The Company believes that it has benefited from its reorganization which includes the closing of six unprofitable stores which were closed during 1996 and the modification of five store leases, the closing of the former headquarters and warehouse, and the termination of other unprofitable business arrangements. Also, the Company's primary suppliers have taken steps to help protect the retail marketplace from certain low cost retailers of music. These steps include not disbursing cooperative advertising funds to retailers which engage in low cost selling practices in violation of the minimum advertised pricing policies of such suppliers. Management believes that such initiatives, in combination with the other factors mentioned above, should help the Company to restore itself to a competitive position in subsequent fiscal years.

(4)  Summary of Significant Accounting Policies

     (a)  Fiscal Year

          The Company's fiscal year consists of 52 or 53 weeks ending on the Saturday closest to the end of March. The fiscal years ended March 29, 1997, March 30, 1996 and April 1, 1995 consisted of 52 weeks, respectively.

     (b)  Cash Equivalents

          The Company considers highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Cash equivalents totaled approximately $-0- and $1,082,100 at March 29, 1997 and March 30, 1996, respectively. The carrying amount approximates fair value because of the short-term maturity of these investments. The fair values are estimated based on quoted market prices for these or similar instruments.

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


                                      26                             (Continued)

                        PEACHES ENTERTAINMENT CORPORATION

                          Notes to Financial Statements




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

          The  Company  accounts  for  income  taxes  under  the  provisions  of
          Financial Accounting Standards Board's ("SFAS") No. 109, which generally requires recognition of deferred tax liabilities and assets for the future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined on differences between the financial reporting and tax bases of assets and liabilities and are measured by applying enacted tax rates and laws for the taxable years in which those differences are expected to reverse. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     (f)  Loss Per Common Share

          Loss per common share was computed by dividing net loss, after deducting preferred dividend requirements, by the weighted average number of common shares outstanding during the years. The weighted average number of common shares outstanding was 20,055,243 for the year ended March 29, 1997 and 19,781,270 for the years ended March 30, 1996 and April 1, 1995.

     (g)  Store Closing Costs

          Store closing costs are recorded in the period the Company decides to close the store. Such costs include the book value of abandoned leasehold improvements, provision for the present value of future lease obligations, less estimated sub-rental income as well as other costs incident to the store closing.

     (h)  Reorganization Costs

          Reorganization costs include: (a) professional fees relating to legal, accounting and consulting services provided in connection with the Chapter 11 proceedings and (b) costs and expenses associated with the closing of locations.

     (i)  Use of Estimates by Management

          The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.


                                        27                           (Continued)

                        PEACHES ENTERTAINMENT CORPORATION

                          Notes to Financial Statements



     (j)  Impairment of Long-Lived  Assets and Long-Lived  Assets to Be Disposed
          Of

          The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of, on March 31, 1996. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The adoption of this Statement did not have a material impact on the Company's financial position, results of operations or liquidity.

     (k)  New Accounting Standard

          Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings per Share, which supersedes ABP Opinion No. 15, Earnings per Share, was issued in February 1997. SFAS 128 requires dual presentation of basic and diluted earnings per share (EPS) for complex capital structures on the face of the income statement. Basic EPS is computed by dividing income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options. SFAS 128 is required to be adopted for year-end 1998; earlier application is not permitted. Management does not expect the basic or diluted EPS measured under SFAS 128 to be materially different than the primary or fully-diluted EPS measured under APB No. 15.

     (l)  Reclassifications

          Certain amounts in the 1996 and 1995 financial statements have been reclassified to conform with the 1997 presentation.

(5)  Property and Equipment, net

     Property and equipment consist of the following at March 29, 1997 and March 30, 1996:

                                                         1997           1996
                                                         ----           ----

         Land                                       $   395,570        395,570
         Building                                       538,093        538,093
         Leasehold improvements                       1,732,924      1,867,903
         Furniture and equipment                      1,029,642      1,602,467
         Building under capitalized lease               206,964        206,964
                                                    -----------    -----------
                                                      3,903,193      4,610,997
         Less accumulated depreciation
            and amortization                         (2,463,462)    (2,767,289)
                                                    -----------    -----------

                                                    $ 1,439,731      1,843,708
                                                    ===========    ===========


                                      28                             (Continued)

                        PEACHES ENTERTAINMENT CORPORATION

                          Notes to Financial Statements

(6)  Long-term Obligations

     Long-term obligations consist of the following at March 29, 1997 and March 30, 1996:


                                                                          1997                      1996
                                                                          ----                      ----
Capital lease  obligation,  due in monthly
   installments of $3,382, including
   interest at 17.5%; final payment due
   March 2005                                                        $   174,139                   183,353

Mortgage payable,  due in equal  installments of
   $2,981 per month, plus interest at prime plus 0.5%;
   collateralized by the mortgaged property with depreciated
   cost of $802,178; final balloon payment of $284,500 due
   September 2002 (note 2)                                               442,462                   478,238

Settlement  agreement  with  former
   director/shareholder, due in monthly
   installments of $5,699, final payment due
   January 2000                                                          193,853                   273,550

Promissory notes,  due in installments of $26,744 for 21 months
   and two payments of  $347,675  (due   February  1998  and  1999),
   plus  interest  at  prime; collateralized by
   inventory and guaranteed by the Parent (note 2)                     1,256,975                      --
                                                                     -----------               -----------
                                                                       2,067,429                   935,141

Less current portion                                                    (730,239)                 (124,774)
                                                                     -----------               -----------

                                                                     $ 1,337,190                   810,367
                                                                     ===========               ===========


     The capital lease pertains to the building portion of property owned by one director and one former director. The rent expense on the land portion of this lease was $113,000 for 1997 and 1996 and $99,000 for 1995.

     The following represents future minimum lease payments under the capital lease obligation:

                   Fiscal year                         Amount
                   -----------                       --------
                      1998                           $ 40,600
                      1999                             40,600
                      2000                             40,600
                      2001                             40,600
                      2002                             40,600
                    Thereafter                        121,560
                                                     --------
       Total minimum lease payments                   324,560

       Less amount representing interest             (150,421)
                                                     --------
       Present value of minimum lease
          payments                                   $174,139
                                                     ========


                                      29                             (Continued)

                        PEACHES ENTERTAINMENT CORPORATION

                          Notes to Financial Statements

     Maturities   of  long-term   obligations,   excluding   the  capital  lease
     obligation, to maturity, are as follows:

                        Fiscal year             Amount
                        -----------          -----------
                           1998              $   719,277
                           1999                  746,023
                           2000                   92,853
                           2001                   35,775
                           2002                   35,775
                        Thereafter               263,587
                                             -----------
                                             $ 1,893,290
                                             ===========

     The Company has a standby letter of credit of $64,800 available to a landlord that was not drawn upon as of March 29, 1997. The letter of credit is fully collateralized by a certificate of deposit, which is included in other assets. In addition, the Company has an irrevocable letter of credit of $150,000 that was not drawn upon as of March 29, 1997.

(7)  Accrued Liabilities

     Accrued liabilities consist of the following at March 29, 1997 and March 30, 1996:

                                                         1997            1996
                                                         ----            ----

        Gift certificate and credit slip liability   $  184,884        371,647
        Payroll and related benefits                     99,701        196,699
        Sales and real estate taxes payable             188,087        280,191
        Accrued overhead expenses                       267,102        125,231
        Other                                           216,331        129,286
                                                     ----------     ----------

                                                     $  956,005      1,103,054
                                                     ==========     ==========

(8)  Due to Parent

In order for the Company to effect the plan of reorganization, the Parent loaned $700,000 to the Company. The loan will be repaid to the Parent with interest at prime over a period of four years beginning on the third anniversary of the effective date. The loan is subordinate to the amounts owed to principal suppliers and is secured by inventory and all the assets of the Company.

(9)  Liabilities Subject to Compromise

     Liabilities subject to compromise at March 30, 1996 include the following:

                     Lease rejection claims                       $  600,000
                     Trade and other miscellaneous claims          5,071,434
                                                                  ----------

                                                                  $5,671,434
                                                                  ==========


                                      30                             (Continued)

                        PEACHES ENTERTAINMENT CORPORATION

                          Notes to Financial Statements

     Liabilities subject to compromise under the Chapter 11 proceedings include substantially all trade and other payables as of the petition date. As discussed in note 2, payment of these liabilities, including the maturity of debt obligations, were stayed while the Company continued to operate as a debtor-in-possession.

     On January 17, 1997, the Company's plan of reorganization was confirmed by the Bankruptcy Court and the Company recorded an extraordinary gain of $486,379 primarily as a result of the settlement of lease rejection claims (note 2).

(10) Commitments and Contingencies

     (a)  Leases

          The Company is a lessee under  various  operating  leases,  several of which provide for percentage rent. An insignificant amount of percentage rent was incurred in each of the years in the three-year period ended March 29, 1997. Most of the leases contain renewal options. In connection with the Chapter 11 filing, the Company affirmed 13 leases (5 of which were modified on terms more favorable to Peaches) and rejected 8 leases.

          The aggregate minimum rental commitments under all noncancelable operating leases at March 29, 1997 are as follows:

                     Fiscal year                Amount
                     -----------              ----------

                         1998                 $1,195,769
                         1999                  1,038,225
                         2000                    698,232
                         2001                    653,551
                         2002                    334,395
                     Thereafter                2,900,248
                                              ----------
                                              $6,820,420
                                              ==========

          Rental expense under noncancelable operating leases, included in selling, general and administrative expenses in the accompanying statements of operations amounted to $1,217,000, $1,853,000 and $2,367,000, respectively, for each of the years in the three-year period ended March 29, 1997.

          Rental expense on stores owned by two directors and/or their relatives was $131,250, $215,417 and $251,667, respectively, for each of the years in the three-year period ended March 29, 1997.


                                      31                             (Continued)

                       PEACHES ENTERTAINMENT CORPORATION

                          Notes to Financial Statements

     (b)  Legal Matters

          The Company has been party to a lawsuit involving the Company's closing of a store which it had based in Charlotte, North Carolina and its refusal to pay rent with respect to such store from and after February 1991. In February 1995, the court entered a judgment ordering the Company to pay the sum of $405,460 to plaintiff. The Company recorded a charge to operations for the year ended April 1, 1995 related to the loss on such litigation and paid such amount in March 1995.

          The Company is a party to various other claims, legal actions and complaints arising in the ordinary course of its business. In the opinion of management, all such matters are without merit or involve such amounts that unfavorable disposition will not have a material impact on the financial position or results of operations of the Company.

     (c)  Employment Agreement

          On March 18, 1996, the United States Bankruptcy Court Southern District of Florida approved the settlement of an employment agreement with a former officer. The Company is to pay an amount of $273,550 over a period of four years (note 6). Under the original terms of the employment, the officer would have been entitled to in excess of $870,000 in the aggregate.

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

(11) Shareholders' Equity

     For each of the years in the three-year period ended March 29, 1997, the Company had 2,500 shares of $100 par, 11 percent, Series A Cumulative Preferred Stock and 2,500 shares of $100 par, 13 percent, Series B Cumulative Preferred Stock authorized, issued and outstanding. The Parent is the owner of all outstanding shares of Preferred Stock. In connection with the reorganization, the Parent agreed to waive dividends in its shares for the period beginning January 1, 1996 and ending March 29, 1997. The Company can issue up to 50,000 shares of preferred stock, and the directors have the authority to issue such shares in one or more additional series. Each share of Series A and Series B Cumulative Preferred


                                      32                             (Continued)

                       PEACHES ENTERTAINMENT CORPORATION

                          Notes to Financial Statements

     Stock is entitled to one vote and has the same voting powers as the common stock, except that all matters on which the vote of shareholders is required must, in order to be approved, receive the requisite vote of either (i) both the Series A and Series B, voting as separate classes or
     (ii) the common stock and either the Series A or Series B, voting as separate classes. The shares of Series A stock may be convertible into shares of the Company's common stock upon the holders' compliance with certain surrender and notice provisions. In March 1997, the conversion feature was eliminated. The liquidating value for both the Series A and Series B shares is par value plus all accrued and unpaid dividends.

(12) Pension Plan

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

(13) Income Taxes

     The provision for income taxes consists of:

                              1997            1996              1995
                              ----            ----              ----
        Current:
             Federal        $   --              --            (240,000)
             State              --              --                --
                            -------         --------          --------
                                --              --            (240,000)
        Deferred:
             Federal            --              --             292,000
             State              --              --              45,000
                            -------         --------          --------

                                --              --             337,000
                            -------         --------          --------

                            $   --              --              97,000
                            =======          ========          ========

     Reasons for differences between income tax provision and the amount computed by applying the statutory federal income tax rate of 34 percent to pretax loss were:

                                                                                       1997               1996               1995
                                                                                       ----               ----                ----
Income tax benefit at applicable statutory tax rate of
     loss before income taxes                                                       $(294,000)          (821,000)          (645,000)
Add:
     State income tax benefit, net of federal benefit                                 (31,000)           (81,000)           (79,000)
     Change in valuation allowance                                                    185,000            852,000            811,000
     Capitalized reorganization expenses and other
        permanent differences                                                          50,000               --                 --
     Adjustments to net operating loss and other deferred
        tax assets                                                                     76,000               --                 --
     Other                                                                             14,000             50,000             10,000
                                                                                    ---------          ---------          ---------

Income tax provision for the year                                                   $    --                 --               97,000
                                                                                    =========          =========          =========


                                      33                             (Continued)

                       PEACHES ENTERTAINMENT CORPORATION

                          Notes to Financial Statements

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at March 29, 1997 and March 30, 1996 are presented below.


                      Deferred tax assets:                                               1997                     1996
                                                                                         ----                     ----
           Inventories, principally due to additional costs
              capitalized for tax purposes                                          $   106,000                   87,000
           Property and equipment, net, principally due to
              differences in depreciation                                               221,000                  152,000
           Accrued rent, principally due to accrual for financial
              reporting purposes                                                         58,000                   91,000
           Provision for store closings                                                    --                     80,000
           NOL carryforward                                                           1,409,000                1,100,000
           Accrued expenses                                                              72,000                  177,000
           Other                                                                         35,000                   29,000
                                                                                    -----------              -----------

                     Total gross deferred tax assets                                  1,901,000                1,716,000

           Less valuation allowance                                                  (1,901,000)              (1,716,000)
                                                                                    -----------              -----------

                     Net deferred tax assets                                        $      --                       --
                                                                                    ===========              ===========



     At March 29, 1997, the Company has a net operating loss carryforward for federal income tax purposes of approximately $3,796,000 which is available to offset future federal taxable income, if any, through 2012.

     A valuation allowance is provided to reduce deferred tax assets to a level which, more likely than not, will be realized. The net deferred assets reflect management's estimate of the amount which will be realized from future profitability which can be predicted with reasonable certainty. The valuation allowance for deferred tax assets as of March 29, 1997 and March 30, 1996 was $1,901,000 and $1,716,000, respectively. The net change in the total valuation allowance for the years ended March 29, 1997 and March 30, 1996 was an increase of approximately $185,000 and $852,000, respectively.

(14) Fair Value of Financial Instruments

     The fair value of the Company's long-term debt and due to Parent is estimated by discounting the future cash flows for each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities, which approximates the carrying value.

(15) Business and Credit Concentrations

     The retail sale of prerecorded music and video products is highly competitive. The Company's share of the retail market in the Southeastern United States is not significant. However, management believes the Company has certain competitive advantages, including more convenient store locations, a large selection of inventory and superior customer service.


                                      34                             (Continued)

                       PEACHES ENTERTAINMENT CORPORATION

                          Notes to Financial Statements



     The Company purchased approximately 76 percent of its merchandise from seven principal suppliers during the fiscal year ended March 29, 1997. Purchases from given suppliers are, to a great extent, determined by which of them are manufacturing or distributing the most popular prerecorded music products at a given time, as well as the credit and other terms on which such suppliers are willing to sell to the Company.

     The Company is not obligated to purchase merchandise from any supplier. The loss of any particular supplier would not have a materially negative effect on the Company's results of operations; however, a combination of lost suppliers may have a materially negative effect on the Company's results of operations. In addition, expenses would be greater if such alternate sources were utilized.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     As of the date of this filing, the directors and executive officers of PEC are:

    Name                          Position                                   Age

Allan Wolk         Chairman of the Board,
                   President (Chief Executive
                   Officer) and Director                                     59

Brian Wolk         Executive Vice-President and Director                     31

Jason Wolk         Executive Vice-President, Chief Financial Officer
                   (Principal Financial and Accounting Officer),
                   Treasurer and Director                                    29

     Allan Wolk has been the Chief Executive Officer and a director of PEC since its formation in 1982. He has also been the Chief Executive Officer of URT since its formation. He has been engaged in the prerecorded music business for more than 40 years, principally in the rack merchandising and retail segments thereof.

     Brian Wolk, an attorney, has been employed by PEC in various capacities and at various times since 1982 and has been employed by it, full time, since 1992. He is a son of Allan Wolk. He has been a director of PEC and URT since 1994 and a vice-president of both companies since June, 1995. He was appointed Executive Vice-President of both companies in March, 1996.

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

     The term of office of each director continues until the next annual meeting of the stockholders and until his or her successor is elected. Mr. Wolk has an employment agreement with URT. Under the management agreements referred to above, PEC has the right to use the services of Mr. Wolk (See "BUSINESS--Management Agreements Between URT and PEC").

Item 11. EXECUTIVE COMPENSATION

     The following table sets forth compensation paid or accrued by PEC for services rendered in all capacities to it during the 1997 fiscal year and the two prior fiscal years to (i) PEC's chief executive officer ("CEO") and (ii) each of the other most highly compensated executive officers of PEC whose cash compensation exceeded $100,000 and who served as executive officers during the 1997 fiscal year:

Summary Compensation Table

                          Annual Compensation                           Long Term Compensation
               ---------------------------------------------   ----------------------------------------
                                                                        Awards                Payouts
                                                               -------------------------      -------
                                                                                              Long
                                                                                Options/      Term
                                                   Other                        Stock         Incen.        All
                                                   Annual      Restricted       App.          Plan          Other
Name and       Fiscal     Salary         Bonus     Compensa-     stock          Rights        Pay-outs      Compensa-
position        Year      ($)            ($)       tion($)     award(s)($)      (#)           ($)           tion($)
--------        ----      ---            ---       -------     -----------      ---           ---           -------
Allan Wolk,     1997      491,667(1)     -0-       -0- (1)        -0-           -0-           -0-              -0-
  Chairman,     1996      125,000(1)     -0-       -0- (1)        -0-           -0-           -0-           308,222(2)
  Pres. & CEO   1995         -0- (1)     -0-       -0- (1)        -0-           -0-           -0-              -0-

----------

(1) Mr. Wolk is employed and compensated under an employment agreement with URT which continues in effect until March 31, 2000. PEC receives the services of Mr. Wolk under the intercorporate agreements described above. Pursuant to such agreements, effective as of the first day of the last quarter of the 1996 fiscal year (January 1, 1996), PEC is required to pay a salary to Mr. Wolk in the amount of $500,000 per annum, except that the salary so payable to Mr. Wolk has been reduced to $400,000 effective March 1, 1997 and continuing until February 28, 1999.

(2) Such amount represents a one-time distribution to Mr. Wolk as a result of the termination, effective May 12, 1995, of the PEC defined benefit plan and trust.

Employment Contracts

     There are no employment contracts or severance agreements in place between PEC and any of its executive officers. However, pursuant to the arrangements described above, PEC is obligated to pay a salary to Allan Wolk, its Chairman, President and Chief Executive Officer (See "BUSINESS--Management Agreements Between URT and PEC").

Compensation Committee Interlocks and Insider Participation

     PEC does not have a compensation committee or other board committee performing equivalent functions. During the 1997 fiscal year, all deliberations concerning executive officer compensation or any other arrangements between PEC and any executive officers were conducted by PEC's full board of directors, provided, however, that no director voted on compensation payable to him as an executive officer or any other arrangement between him and PEC.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of the date of this filing, URT owns approximately 37,213,370 shares of PEC common stock, constituting approximately 94% of the issued and outstanding shares of such common stock, and all of PEC's issued and outstanding shares of Series A and Series B preferred stock. All of such shares of PEC stock are owned directly with voting and investment power.

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

     The following table contains information concerning the number of shares of each class of URT's common stock which was owned by each person who, as of June 3, 1997, owned, beneficially, more than 5% thereof, and the number of shares of each class of such stock owned beneficially, directly or indirectly, by each executive officer and director and by all directors and executive officers as a group on such date:

                                                             Amount & Nature
                                                              of Beneficial                    Percent
Title of Class                    Name                          Ownership                      of Class
--------------                    ----                          ---------                      --------
Class A Common                    Executive Officers
Stock, par value                  and Directors
$.01 per share
                                  Allan Wolk                   3,194,186(1)                       29.4%

                                  Allan Wolk and
                                  Lawrence Strauss,
                                  as Trustees                     33,072(2)                       *

                                  Brian Wolk                      12,980(3)                       *

                                  Jason Wolk                      17,480(3)                       *
                                                               ---------

                                  All officers and
                                  directors as a
                                  group (3 persons)            3,257,718                          30.0


                                  Other

                                  Scorpio Music, Inc.
                                  P. O. Box A
                                  Trenton, N.J. 08691          1,195,550(4)                       11.0%

                                                             Amount & Nature
                                                              of Beneficial                    Percent
Title of Class                    Name                          Ownership                      of Class
--------------                    ----                          ---------                      --------
Class B Common                    Executive Officers and Directors
Stock, par value
$.01 per share                    Allan Wolk                     786,654(5)                       58.4%
                                                               =========
                                  All officers and
                                  directors as a
                                  group (1 person)               786,654                          58.4%

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

     In order to enable PEC to effect the Plan of Reorganization on the terms described above, URT, in exchange for the issuance to it of 20,000,000 shares of PEC's authorized common stock (including 218,730 treasury shares), has: contributed $350,000 to the capital of PEC; waived an aggregate of $75,000 of dividends payable by PEC to URT with respect to the period running from January 1, 1996 to March 31, 1997; loaned $700,000 to PEC; and agreed that, subject to the terms of the Plan of Reorganization, it would guarantee the approximately $1,284,000 which is due to PEC's principal suppliers after the Effective Date pursuant to the arrangements described in "LEGAL PROCEEDINGS" above. In order to facilitate the issuance of such shares to URT, URT also waived its right to convert to common stock the Series A preferred stock of PEC which is owned by URT. The loan from URT is required to be paid back by PEC with interest at the prime rate charged by Chase Manhattan Bank, N.A. over a period of four years beginning on the third anniversary of the Effective Date. The debt so owed by PEC to URT is subordinate to the amounts owed to PEC's principal suppliers, and is secured by a second mortgage on PEC's Mobile, Alabama property.

     On or about March 25, 1997, URT and PEC agreed that if the total shareholders' equity of PEC, as of the end of the 1997 fiscal year, is less than $1,000,000, then the above-described $700,000 loan from URT to PEC would be reduced by an amount equal to the lesser of $200,000 or the difference between $1,000,000 and such total shareholders' equity as of the end of the 1997 fiscal year, without taking such debt reduction into account, and cause the amount of such aggregate debt reduction to be transferred to the capital account of PEC in exchange for shares of a new class of cumulative preferred stock. Such agreement between URT and PEC was terminated by them on or about June 9, 1997.

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of this report.

                                                                          Page
                                                                          ----

          1.   Financial Statements

               Table of Contents                                           16

               Independent Auditors' Report                                17

               Peaches Entertainment Corporation
               Financial Statements:

               Balance sheets as of March 29,
               1997 and March 30, 1996                                     18

               Statements of operations for each of
               the years in the three year period
               ended March 29, 1997                                        19

               Statements of shareholders' equity
               for each of the years in the three
               year period ended March 29, 1997                            20

               Statements of cash flows for each
               of the years in the three year period
               ended March 29, 1997                                        22

               Notes to financial statements.                              24

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

10.60 Letter Agreement dated January 1, 1996 between URT and PEC pertaining to termination of Management and Intercorporate Agreement dated March 29, 1993, incorporated by reference to
                Exhibit 10(jjjj) to URT's Form 10-K Annual Report dated April. 25, 1997.

10.61 Letter Agreement dated January 1, 1996 between URT and PEC pertaining to services of Allan Wolk, incorporated by reference to Exhibit 10(kkkk) to URT's Form 10-K Annual Report dated April 25, 1997.

10.62 Indemnification Agreement dated July 14, 1995 between Brian Wolk and PEC, incorporated by reference to Exhibit 10.67 to PEC's 10-K Annual Report dated April 25, 1997.

10.63 Indemnification Agreement dated July 14, 1995 between Jason Wolk and PEC, incorporated by reference to Exhibit 10.63 to PEC's 10-K Annual Report dated April 25, 1997.

10.64 PEC's Amended Plan of Reorganization, dated October 23, 1996, incorporated by reference to Exhibit 1 to PEC's Form 8-K dated April 7, 1997.

10.65 Order Confirming PEC's Amended Plan of Reorganization, as Modified, dated January 17, 1997, incorporated by reference to
                Exhibit 2 to PEC's Form 8-K dated April 7, 1997.

10.66 URT Promissory Note dated January 27, 1997 made by PEC to URT, incorporated by reference to Exhibit 10.66 to PEC's 10-K Annual Report dated April 25, 1997.

10.67 Security Agreement dated January 27, 1997 between PEC and URT, incorporated by reference to Exhibit 10.67 to PEC's 10-K Annual Report dated April 25, 1997.

10.68 Mortgage Agreement with Assignment of Rents, Security Agreement and Fixture Filing dated January 27, 1997 by PEC in favor of URT, incorporated by reference to Exhibit 10.68 to PEC's 10-K Annual Report dated April 25, 1997.

10.69 Reimbursement Agreement dated January 27, 1997 between PEC and URT, incorporated by reference to Exhibit 10.69 to PEC's 10-K Annual Report dated April 25, 1997.

10.70 Subordination Agreement dated January 27, 1997 between PEC, URT and selected creditors, incorporated by reference to Exhibit
                10.70 to PEC's 10-K Annual Report dated April 25, 1997.

10.71 Subordination Agreement dated January 27, 1997 between PEC, URT and creditor, incorporated by reference to Exhibit 10.71 to PEC's 10-K Annual Report dated April 25, 1997.

10.72 Surrender and Waiver Agreement dated January 27, 1997 between PEC and URT, incorporated by reference to Exhibit 10.72 to PEC's 10-K Annual Report dated April 25, 1997.

10.73 Waiver Agreement dated March 1, 1997 between PEC and URT, incorporated by reference to Exhibit 10.73 to PEC's 10-K Annual Report dated April 25, 1997.

10.74 Stock Purchase Agreement dated March 24, 1997 between PEC and URT, incorporated by reference to Exhibit 10.74 to PEC's 10-K Annual Report dated April 25, 1997.


27              Financial Data Schedule

                (b) Reports on Form 8-K.

                PEC filed a report on Form 8-K, dated April 7, 1997, on or about such date, in order to report on the Plan of Reorganization. It filed an additional report on Form 8-K, dated May 29, 1997, on or about such date in order to report the pro-forma financial data required pursuant to such Plan of Reorganization.

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

Dated:   June 27, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Title Date

          Title                                                  Date
          -----                                                  ----

By:       s/Allan Wolk                                       June 27, 1997
          ----------------------------
          Allan Wolk,
          Chairman of the Board,
          President (Principal
          Executive Officer) and Director


By:       s/Brian Wolk                                       June 27, 1997
          ----------------------------
          Brian Wolk, Executive
          Vice President and Director

By:       s/Jason Wolk                                       June 27, 1997
          ----------------------------
          Jason Wolk, Executive
          Vice President, Chief Financial
          Officer (Principal Financial and
          Accounting Officer), Treasurer,
          Secretary and Director