Form 10-Q
period 1997-06-28
PEACHES ENTERTAINMENT CORP
filed 1997-08-29
CIK 709197

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 28, 1997                      Commission File No. 0-12375


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


At June 28, 1997, there were outstanding:


39,781,270 shares of common stock

                        PEACHES ENTERTAINMENT CORPORATION

                                      Index


PART I. FINANCIAL INFORMATION

   Item 1.  Financial Statements

     Condensed Balance Sheets-June 28, 1997
     (Unaudited) and March 29, 1997                                        3

     Condensed Statements of Operations and Retained
     Deficit-Three Months Ended June 28, 1997 and June 29,                 4
     1996 (Unaudited)

     Condensed Statements of Cash Flows-Three Months Ended
     June 28, 1997 and June 29, 1996 (Unaudited)                           5

     Notes to Condensed Financial Statements                               6

   Item 2.  Management's Discussion and Analysis of
     Financial  Condition and Results of Operations                        9

PART II. OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K                             10

SIGNATURES                                                                11

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                       PEACHES ENTERTAINMENT CORPORATION

                            Condensed Balance Sheets

                        June 28, 1997 and March 29, 1997

                                                       June 28,       March 29,
                                 Assets                   1997           1997
                                 ------                   ----           ----
                                                       (unaudited)

Current assets:
  Cash and cash equivalents                             $1,256,156     1,456,070
  Inventories                                            2,904,024     2,855,494
  Prepaid expenses and other current assets                135,358       260,008
                                                        ----------    ----------
          Total current assets                           4,295,538     4,571,572

Property and equipment, net                              1,395,285     1,439,731
Other assets                                               159,246       158,762
                                                        ----------    ----------

                                                        $5,850,069     6,170,065
                                                        ==========    ==========

                  Liabilities and Shareholders' Equity
                  ------------------------------------

Current liabilities:
  Current portion of long-term obligations               730,726        730,239
  Accounts payable                                     1,619,788      1,371,869
  Accrued liabilities                                    732,848        956,005
                                                     -----------    -----------
          Total current liabilities                    3,083,362      3,058,113

Long-term obligations                                  1,227,866      1,337,190
Due to parent                                            719,687        704,813
Deferred rent                                            144,798        156,036
                                                     -----------    -----------
          Total liabilities                            5,175,713      5,256,152
                                                     -----------    -----------

Shareholders' equity:
  Preferred stock, $100 par value; 50,000 shares
  authorized; 5,000 shares issued and outstanding        500,000        500,000
  Common stock subscribed (20,000,000 shares)            350,000        350,000
  Common stock, $.01 par value; 40,000,000 shares
   authorized; 19,889,120 shares issued                  198,892        198,892
  Additional paid-in capital                           1,284,471      1,284,471
  Retained deficit                                   (1,639, 227)    (1,399,670)
                                                     -----------    -----------
                                                         694,136        933,693

Treasury stock, 107,850 common shares, at cost           (19,780)       (19,780)
                                                     -----------    -----------
          Total shareholders' equity                     674,356        913,913

Commitments and contingencies

                                                     $ 5,850,069      6,170,065
                                                     ===========    ===========


See accompanying notes to condensed financial statements.

                        PEACHES ENTERTAINMENT CORPORATION

             Condensed Statements of Operations and Retained Deficit

               Three months ended June 28, 1997 and June 29, 1996
                                   (Unaudited)


                                                       June 28,      June 29,
                                                         1997          1996
                                                         ----          ----
                                                            (Unaudited)

Net sales                                            $ 4,124,351      4,305,821
                                                     -----------    -----------

Costs and expenses:
     Cost of sales                                     2,553,090      2,824,152
     Selling, general and administrative expenses      1,628,010      1,836,059
     Depreciation and amortization                        65,700         74,366
                                                     -----------    -----------
                                                       4,246,800      4,734,577
                                                     -----------    -----------
          Loss from operations                          (122,449)      (428,756)
                                                     -----------    -----------

Other (expense) income:
     Interest expense                                    (60,651)       (18,613)
     Interest income                                       2,543         14,012
                                                      -----------   -----------

                                                         (58,108)        (4,601)
                                                     -----------    -----------

          Loss before reorganization costs              (180,557)      (433,357)

Reorganization costs:
     Professional fees                                   (44,000)       (97,538)
                                                     -----------    -----------

          Net loss                                      (224,557)      (530,895)

Retained deficit, beginning of period                 (1,399,670)      (496,429)

Preferred stock dividend                                 (15,000)          --
                                                     -----------    -----------
Retained deficit, end of period                      $(1,639,227)    (1,027,324)
                                                     ===========    ===========

Net loss per common share                            $      (.01)          (.03)
                                                     ===========    ===========

See accompanying notes to condensed financial statements.

                        PEACHES ENTERTAINMENT CORPORATION
                       Condensed Statements of Cash Flows

               Three months ended June 28, 1997 and June 29, 1996
                                   (Unaudited)


                                                               June 28,      June 29,
                                                                 1997          1996
                                                                 ----          ----
                                                                           (Unaudited)
Cash flows from operating activities:
     Net loss                                                $  (224,557)      (530,895)
                                                             -----------    -----------
     Adjustments to reconcile net loss to net cash used
      in operating activities:
       Depreciation and amortization                              65,700         74,366
       Deferred rent                                             (11,238)          (863)
       Changes in assets and liabilities affecting
        cash flows from operating activities:
         (Increase) decrease in:
          Inventories                                            (48,530)       981,253
          Prepaid expenses and other current assets              124,650         77,699
          Other assets                                              (484)        19,757
       Increase (decrease) in:
          Accounts payable                                       247,919        325,613
          Accrued liabilities                                   (223,157)        27,795
          Liabilities subject to compromise                         --       (1,391,267)
                                                             -----------    -----------
          Net cash used in operating activities                  (69,697)      (416,542)
                                                             -----------    -----------
Cash flows from investing activities:
     Purchase of property and equipment                          (21,254)       (28,436)
                                                             -----------    -----------
          Net cash used in investing activities                  (21,254)       (28,436)
                                                             -----------    -----------
Cash flows from financing activities:
     Repayment of long-term obligations                         (108,837)       (39,507)
     Dividends paid                                              (15,000)          --
     Due to parent                                                14,874           --
                                                             -----------    -----------
          Net cash used in financing activities                 (108,963)       (39,507)
                                                             -----------    -----------
          Net decrease in cash and cash equivalents             (199,914)      (484,485)

Cash and cash equivalents, beginning of period                 1,456,070      1,917,566
                                                             -----------    -----------
Cash and cash equivalents, end of period                     $ 1,256,156      1,433,081
                                                             ===========    ===========
Supplemental disclosures of cash flow information:
     Cash paid during the period for interest                $    19,633         18,613
                                                             ===========    ===========

Supplemental schedule of non-cash operating and investing
   activities relating to the reorganization:
     Liabilities subject to compromise, March 30, 1996                      $ 5,671,434
     Less: inventory returns for credit                                     (1,391,267)
                                                                            -----------
          Liabilities subject to compromise,
            June 29, 1996                                                   $ 4,280,167
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

     It is suggested that the accompanying unaudited condensed financial statements be read in conjunction with the financial statements and notes included in the Peaches Entertainment Corporation (the "Company") annual report on Form 10-K for the year ended March 29, 1997.

     As of June 29, 1997, the Company was an 93.5 percent-owned subsidiary of URT Industries, Inc. (the "Parent").

     The results of operations for the three months ended June 28, 1997, are not necessarily indicative of the operating results to be expected for the year ending March 28, 1998. The Company's business is seasonal. Historically, approximately 24 percent of the Company's sales have occurred in the first fiscal quarter.

     Inventories, which consist of compact discs, tapes and accessories, are stated at the lower of cost (principally average) or market.


     Certain reclassifications have been made to the (unaudited) June 29, 1996 quarterly financial information to conform to the presentation used in the (unaudited) June 28, 1997 financial information.

(2)  Reorganization and Emergence From Chapter 11

     On  January  16,  1996  (the  "Petition   Date"),   Peaches   Entertainment
     Corporation commenced reorganization proceedings under Chapter 11 of the United States Bankruptcy Code. An amended plan of reorganization was confirmed by the Bankruptcy Court on October 23, 1996 (the "confirmation date"), and became effective February 3, 1997 (the "effective date"), subject to satisfaction of certain conditions which were satisfied February 19, 1997. All of the allowed claims were either paid on the effective date or are reflected in current and long-term obligations in the financial statements, payable primarily over a two year period from the effective date. The mortgage holder will receive 100 percent of the allowed claim, with interest, except the balloon payment was extended from September 1997 to September 2002.

(3)  Loss Per Common Share

     Net loss per common share was computed by dividing net loss, less preferred stock dividends, by the weighted average number of total common shares outstanding during the periods.


                                      -6-
                                                                     (Continued)

                       PEACHES ENTERTAINMENT CORPORATION

                    Notes to Condensed Financial Statements


(4)  Income Taxes

The Company follows Statement of Financial Accounting Standard ("SFAS") No. 109, Accounting for Income Taxes. The Company files a consolidated tax return with its Parent. Any applicable tax charge or credits are allocated on a separate return basis. For the three month period ended June 28, 1997, there was no (benefit) provision for income taxes as the Company has net operating loss carryforwards for federal income tax purposes.

(5)  New Accounting Pronouncements


In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("Statement 128"). Statement 128 is effective for financial statements issued for periods ending after December 15, 1997. Statement 128 establishes standards for computing and presenting earnings per share ("EPS"), simplifies the standards previously found in APB No. 15, "Earnings Per Share," and makes them comparable to international EPS standards. The Company will begin disclosing EPS in accordance with Statement 128 beginning with the year ended March 28, 1998.



                                      -7-
                                                                     (Continued)

                       PEACHES ENTERTAINMENT CORPORATION



Item 2. Management's Discussions and Analysis of Financial Condition and Results of Operations for the Three Months Ended June 28, 1997, Compared to the Three Months ended June 29, 1996.

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

Results of Operations

Net sales for the three months ended June 28, 1997 (such three month period is hereafter referred to as "1997") decreased by approximately 4.2 percent compared to the three months ended June 29, 1996 (such three month period is hereafter referred to as "1996"). Such decrease is attributed to a decrease in comparable store sales (4.2 percent).

The cost of sales for 1997 was lower than that for 1996 due principally to a decrease in net sales. Cost of sales as a percentage of net sales has decreased from 65.6 percent in 1996 to 61.9 percent in 1997 primarily due to the fact that the Company began to receive discounts associated with normal trade terms throughout 1997, increases in other purchase discounts and an increase in certain retail selling prices.

Selling, general and administrative (SG&A) expenses in 1997 decreased by 11.3 percent compared to 1996. Such decrease is attributable to a increase in comparable store expenses (5.3 percent), and a decrease in corporate overhead (6.0 percent). SG&A expenses as a percentage of net sales decreased from 42.6 percent in 1996 to 39.5 percent in 1997 primarily due to overhead reductions.

Recently, the Company's primary suppliers have taken steps to help protect the retail marketplace from certain low cost retailers of music. These steps include not disbursing cooperative advertising funds to retailers which engage in low cost selling practices in violation of the minimum advertised pricing policies of such suppliers. Management believes that such initiatives, in combination with the other factors mentioned immediately below, should help the Company to restore itself to a competitive position in subsequent fiscal years. Other factors which, in management's opinion, should help the Company to restore itself to a competitive position in the future are the closing of the six unprofitable stores which were closed during 1996, the closing of the former headquarters and warehouse, the termination of other unprofitable business arrangements as described herein and concentration on advantages which PEC has over certain of its competitors, including large inventory, convenient store locations and a high level of customer service, which includes the ability of the customer to sample virtually all music before purchasing and an extremely efficient special order program.


                                                                     (Continued)
                                      -8-

                       PEACHES ENTERTAINMENT CORPORATION


The Company incurred a net loss of approximately $225,000 in 1997 versus a net loss of approximately $531,000 in 1996. The significant reduction in net loss is attributed to the success of the Chapter 11 reorganization; however, such success was offset by professional fees relating to the reorganization of $44,000.

Liquidity and Capital Resources

The Company had working capital of $1,212,176 at June 28, 1997 compared to working capital of $1,513,459 at March 29, 1997 and a current ratio (the ratio of total current assets to total current liabilities) of 1.4 to 1 at June 28, 1997 compared to a current ratio of 1.5 to 1 at March 29, 1997.

At June 28, 1997, the Company had long-term obligations of $1,227,866. Management anticipates that its ability to repay its long-term obligations will be satisfied primarily through funds generated from its operations.

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

For a discussion of recent developments and uncertainties affecting the Company's liquidity and capital resources, see notes 2 and 3 to the financial statements (Confirmation of Amended Plan of Reorganization) on Form 10-K for the year ended March 29, 1997.

In February 1997, the FASB issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("Statement 128"). Statement 128 is effective for financial statements issued for periods ending after December 15, 1997. Statement 128 establishes standards for computing and presenting earnings per share ("EPS"), simplifies the standards previously found in APB No. 15, "Earnings Per Share," and makes them comparable to International EPS Standards. The Company will begin disclosing EPS in accordance with Statement 128 beginning with the year ended March 28, 1998.

                                                                     (Continued)

                       PEACHES ENTERTAINMENT CORPORATION

                               OTHER INFORMATION



PART II

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

               27.0 Financial Data Schedule

     (b)  Reports on Form 8-K

               None




                                                                     (Continued)

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


                                    PEACHES ENTERTAINMENT CORPORATION
                                    Registrant


Date:  8/29/97                      /s/ Allan Wolk
                                    --------------------------------------------
                                    Allan Wolk, Chairman of the Board, President
                                    (Principal Executive Officer)




Date:  8/29/97                      /s/ Jason Wolk
                                    --------------------------------------------
                                    Jason Wolk, Executive Vice President,
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)