Form 10-Q
period 1997-09-27
PEACHES ENTERTAINMENT CORP
filed 1997-12-03
CIK 709197

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934





For Quarter Ended September 27, 1997                 Commission File No. 0-12375


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



                             YES __X__     NO _____




Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.



At September 27, 1997, there were outstanding:


39,781,270 shares of common stock

                        PEACHES ENTERTAINMENT CORPORATION

                                      Index


PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements

         Condensed Balance Sheets-September 27, 1997
            (Unaudited) and March 29, 1997                                    3

         Condensed Statements of Operations and Retained
            Deficit-Three Months Ended September 27, 1997
            and September 28, 1996 (Unaudited)                                4

         Condensed Statements of Operations and Retained
            Deficit-Six Months Ended September 27, 1997
            and September 28, 1996 (Unaudited)                                5

         Condensed Statements of Cash Flows-Six Months
            Ended September 27, 1997 and September 28, 1996
            (Unaudited)                                                       6

         Notes to Condensed Financial Statements                              7

   Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                   9

PART II. OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K                                  11

SIGNATURES                                                                   12

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                        PEACHES ENTERTAINMENT CORPORATION

                            Condensed Balance Sheets

                      September 27, 1997 and March 29, 1997

                               Assets                              September 27,     March 29,
                                                                       1997            1997
                                                                       ----            ----
                                                                   (unaudited)
Current assets:
     Cash and cash equivalents                                     $ 1,159,994      1,456,070
     Inventories                                                     2,813,055      2,855,494
     Prepaid expenses and other current assets                         197,910        260,008
                                                                   -----------      ---------
                   Total current assets                              4,170,959      4,571,572

Property and equipment, net                                          1,339,635      1,439,731
Other assets                                                           165,039        158,762
                                                                   -----------      ---------
                                                                   $ 5,675,633      6,170,065
                                                                   ===========      =========

                Liabilities and Shareholders' Equity

Current liabilities:
     Current portion of long-term obligations                          757,978        730,239
     Accounts payable                                                1,756,630      1,371,869
     Accrued liabilities                                               872,597        956,005
                                                                   -----------      ---------
                   Total current liabilities                         3,387,205      3,058,113

Long-term obligations                                                1,091,663      1,337,190
Due to parent                                                          734,562        704,813
Deferred rent                                                          133,559        156,036
                                                                   -----------      ---------
                   Total liabilities                                 5,346,989      5,256,152
                                                                   ===========      =========

Shareholders' equity:
     Preferred stock, $100 par value; 50,000 shares authorized;
        5,000 shares issued and outstanding                            500,000        500,000
     Common stock subscribed (20,000,000 shares)                          --          350,000
     Common stock, $.01 par value; 40,000,000 shares authorized;
        39,889,120 and 19,889,120 shares issued, respectively          548,892        198,892
     Additional paid-in capital                                      1,284,471      1,284,471
     Retained deficit                                               (1,984,939)    (1,399,670)
                                                                   -----------      ---------
                                                                       348,424        933,693

     Treasury stock, 107,850 common shares, at cost                    (19,780)       (19,780)
                                                                   -----------      ---------
                   Total shareholders' equity                          328,644        913,913

Commitments and contingencies
                                                                   -----------      ---------
                                                                   $ 5,675,633      6,170,065
                                                                   ===========      =========

See accompanying notes to condensed financial statements.

                        PEACHES ENTERTAINMENT CORPORATION

             Condensed Statements of Operations and Retained Deficit

          Three months ended September 27, 1997 and September 28, 1996
                                   (Unaudited)



                                                  September 27,    September 28,
                                                      1997             1996
                                                      ----             ----

Net sales                                          $ 3,808,512        3,888,049
                                                   -----------        ---------
Costs and expenses:
     Cost of sales                                   2,347,920        2,479,044
     Selling, general and administrative expenses    1,674,012        1,783,511
     Depreciation and amortization                      65,700           77,518
                                                   -----------        ---------
                                                     4,087,632        4,340,073
                                                   -----------        ---------
         Loss from operations                         (279,120)        (452,024)
                                                   -----------        ---------
Other (expense) income:
     Interest expense                                  (58,491)         (18,318)
     Interest income                                     6,899            5,274
                                                   -----------        ---------
                                                       (51,592)         (13,044)
                                                   -----------        ---------
         Loss before reorganization costs
          and income taxes                            (330,712)        (465,068)

Reorganization costs:
     Professional fees                                    --            (97,538)
                                                   -----------        ---------
         Loss before income taxes                     (330,712)        (562,606)

Provision for income taxes                                --               --
                                                   -----------        ---------
         Net loss                                     (330,712)        (562,606)

Retained deficit, beginning of period               (1,639,227)      (1,027,324)

Preferred stock dividend                               (15,000)            --
                                                   -----------        ---------
Retained deficit, end of period                    $(1,984,939)      (1,589,930)
                                                   ===========        =========
Net loss per common share                          $      (.01)            (.03)
                                                   ===========        =========

See accompanying notes to condensed financial statements.

                        PEACHES ENTERTAINMENT CORPORATION

             Condensed Statements of Operations and Retained Deficit

           Six months ended September 27, 1997 and September 28, 1996
                                   (Unaudited)



                                                   September 27,   September 28,
                                                       1997            1996
                                                       ----            ----

Net sales                                            $ 7,932,863     8,193,870
                                                     -----------     ---------

Costs and expenses:
     Cost of sales                                     4,901,010     5,303,196
     Selling, general and administrative expenses      3,302,022     3,619,570
     Depreciation and amortization                       131,400       151,884
                                                     -----------     ---------

                                                       8,334,432     9,074,650
                                                     -----------     ---------

          Loss from operations                          (401,569)     (880,780)
                                                     -----------     ---------

Other (expense) income:
     Interest expense                                   (119,142)      (36,931)
     Interest income                                       9,442        19,286
                                                     -----------     ---------

                                                        (109,700)      (17,645)
                                                     -----------     ---------

          Loss before reorganization costs
           and income taxes                             (511,269)     (898,425)

Reorganization costs:
     Professional fees                                   (44,000)     (195,076)
                                                     -----------     ---------
          Loss before income taxes                      (555,269)   (1,093,501)

Provision for income taxes                                 --             --
                                                     -----------     ---------
          Net loss                                      (555,269)   (1,093,501)

Retained deficit, beginning of period                 (1,399,670)     (496,429)

Preferred stock dividend                                 (30,000)         --
                                                     -----------     ---------

Retained deficit, end of period                      $(1,984,939)   (1,589,930)
                                                     ===========     =========

Net loss per common share                            $      (.01)         (.06)
                                                     ===========     =========


See accompanying notes to condensed financial statements.

                        PEACHES ENTERTAINMENT CORPORATION
                       Condensed Statements of Cash Flows

           Six months ended September 27, 1997 and September 28, 1996
                                   (Unaudited)

                                                                                  September 27,      September 28,
                                                                                      1997               1996
                                                                                      ----               ----
Cash flows from operating activities:
     Net loss                                                                      $  (555,269)      (1,093,501)
                                                                                   -----------      -----------
     Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation and amortization                                               131,400          151,884
           Deferred rent                                                               (22,477)          (8,673)
           Changes in assets and liabilities affecting cash flows from operating activities:
                  (Increase) decrease in:
                    Inventories                                                         42,439        1,530,515
                    Prepaid expenses and other current assets                           62,098         (349,138)
                    Refundable income taxes                                               --               (702)
                    Other assets                                                        (6,277)          27,707
                  Increase (decrease) in:
                    Accounts payable                                                   384,761          555,463
                    Accrued liabilities                                                (83,408)         247,047
                    Liabilities subject to compromise                                     --         (1,693,812)
                                                                                   -----------      -----------
                        Net cash used in operating activities                          (46,733)        (633,210)
                                                                                   -----------      -----------
Cash flows from investing activities:
     Purchase of property and equipment                                                (31,304)         (31,547)
                                                                                   -----------      -----------
                        Net cash used in investing activities                          (31,304)         (31,547)
                                                                                   -----------      -----------
Cash flows from financing activities:
     Repayment of long-term obligations                                               (217,788)         (67,799)
     Dividends paid                                                                    (30,000)            --
     Due to parent                                                                      29,749             --
                                                                                   -----------      -----------
                        Net cash used in financing activities                         (218,039)         (67,799)
                                                                                   -----------      -----------
                        Net decrease in cash and cash equivalents                     (296,076)        (732,556)

Cash and cash equivalents, beginning of period                                       1,456,070        1,917,566
                                                                                   -----------      -----------
Cash and cash equivalents, end of period                                           $ 1,159,994        1,185,010
                                                                                   ===========      ===========
Supplemental disclosures of cash flow information:
     Cash paid during the period for interest                                      $    38,811           36,931
                                                                                   ===========      ===========
Supplemental disclosure of non-cash operating and investing  activities relating to the reorganization:

        Liabilities subject to compromise, March 30, 1996                                           $ 5,671,434

        Less:  inventory returns for credit                                                          (1,693,812)
                                                                                                    -----------
        Liabilities subject to compromise, September 28, 1996                                       $ 3,977,622
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

     As of September 27, 1997, the Company was an 93.5 percent-owned subsidiary of URT Industries, Inc. (the "Parent").

     The results of operations for the six months ended September 27, 1997, are not necessarily indicative of the operating results to be expected for the year ending March 28, 1998. The Company's business is seasonal. Historically, approximately 21 percent of the Company's sales have occurred in the second fiscal quarter.

     Inventories, which consist of compact discs, tapes and accessories, are stated at the lower of cost (principally average) or market.

     Certain reclassifications have been made to the (unaudited) September 28, 1996 quarterly financial information to conform to the presentation used in the (unaudited) September 27, 1997 financial information.

(2)  Reorganization and Emergence From Chapter 11

     On  January  16,  1996  (the  "Petition   Date"),   Peaches   Entertainment
     Corporation commenced reorganization proceedings under Chapter 11 of the United States Bankruptcy Code. An amended plan of reorganization was confirmed by the Bankruptcy Court on January 17, 1997 (the "confirmation date"), and became effective February 3, 1997 (the "effective date"), subject to satisfaction of certain conditions which were satisfied February 19, 1997. All of the allowed claims were either paid on the effective date or are reflected in current and long-term obligations in the financial statements, payable primarily over a two year period from the effective date. The mortgage holder will receive 100 percent of the allowed claim, with interest, except the balloon payment was extended from September 1997 to September 2002.

(3)  Loss Per Common Share

     Net loss per common share was computed by dividing net loss, less preferred stock dividends, by the weighted average number of total common shares outstanding during the periods.

                        PEACHES ENTERTAINMENT CORPORATION

                     Notes to Condensed Financial Statements



(4)  Income Taxes

     The Company follows Statement of Financial Accounting Standard ("SFAS") No. 109, Accounting for Income Taxes. The Company files a consolidated tax return with its Parent. Any applicable tax charge or credits are allocated on a separate return basis. For the six month period ended September 27, 1997, there was no (benefit) provision for income taxes as the Company has net operating loss carryforwards for federal income tax purposes.

(5)  New Accounting Pronouncements

     In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("Statement 128"). Statement 128 is effective for financial statements issued for periods ending after December 15, 1997. Statement 128 establishes standards for computing and presenting earnings per share ("EPS"), simplifies the standards previously found in APB No. 15, "Earnings Per Share," and makes them comparable to international EPS standards. The Company will begin disclosing EPS in accordance with Statement 128 beginning with the quarter ended December 27, 1997.

                        PEACHES ENTERTAINMENT CORPORATION



Item 2. Management's Discussions and Analysis of Financial Condition and Results of Operations for the Six Months Ended September 27, 1997, Compared to the Six Months ended September 28, 1996.

From time to time, the Company may make certain statements that contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995). Words such as "believe," "anticipate," "estimate," "project" and similar expressions are intended to identify such forward-looking statements. Forward-looking statements may be made by management orally or in writing, including, but not limited to, in press releases, as part of this Management's Discussion and Analysis of Financial Condition and Results of Operations and as a part of other sections of this filing or other filings. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their respective dates, and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should any of the underlying assumptions prove incorrect, actual results of current and future operations may vary materially from those anticipated, estimated or projected.

Results of Operations

Net sales for the six months ended September 27, 1997 (such six month period is hereafter referred to as "1997") decreased by approximately 3.2 percent compared to the six months ended September 28, 1996 (such six month period is hereafter referred to as "1996"). Such decrease is attributed to a decrease in comparable store sales (3.2 percent).

The cost of sales for 1997 was lower than that for 1996 due principally to a decrease in net sales. Cost of sales as a percentage of net sales has decreased from 64.7 percent in 1996 to 61.8 percent in 1997 primarily due to the fact that the Company began to receive discounts associated with normal trade terms throughout 1997, increases in other purchase discounts and an increase in certain retail selling prices.

Selling, general and administrative (SG&A) expenses in 1997 decreased by 9.0 percent compared to 1996. Such decrease is attributable to a decrease in comparable store expenses (5.1 percent), and a decrease in corporate overhead (3.9 percent). SG&A expenses as a percentage of net sales decreased from 46.0 percent in 1996 to 43.3 percent in 1997 primarily due to overhead reductions.

Recently, the Company's primary suppliers have taken steps to help protect the retail marketplace from certain low cost retailers of music. These steps include not disbursing cooperative advertising funds to retailers which engage in low cost selling practices in violation of the minimum advertised pricing policies of such suppliers. Management believes that such initiatives, in combination with the other factors mentioned above, should help the Company to restore itself to a competitive position in subsequent fiscal years. Other factors which, in management's opinion, should help the Company to restore itself to a competitive position in the future are the closing of the six unprofitable stores which were closed during 1996, the closing of the former headquarters and warehouse, the termination of other unprofitable business arrangements as described herein and concentration on advantages which Peaches has over certain of its competitors, including large inventory, convenient store locations and a high level of customer service, which includes the ability of the customer to sample virtually all music before purchasing and an extremely efficient special order program.

                        PEACHES ENTERTAINMENT CORPORATION


The Company incurred a net loss of approximately $555,000 in 1997 versus a net loss of approximately $1,094,000 in 1996. The significant reduction in net loss is attributed to an increase in gross profit percentage and a decrease in expenses as discussed above.

Liquidity and Capital Resources

The Company had working capital of $783,754 at September 27, 1997 compared to working capital of $1,513,459 at March 29, 1997 and a current ratio (the ratio of total current assets to total current liabilities) of 1.2 to 1 at September 27, 1997 compared to a current ratio of 1.5 to 1 at March 29, 1997.

At September 27, 1997, the Company had long-term obligations of $1,091,663. Management anticipates that its ability to repay its long-term obligations will be satisfied primarily through funds generated from its operations.

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

For a discussion of recent developments and uncertainties affecting the Company's liquidity and capital resources, see notes 2 and 3 to the financial statements (Confirmation of Amended Plan of Reorganization and Liquidity) on Form 10-K for the year ended March 29, 1997.

In February 1997, the FASB issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("Statement 128"). Statement 128 is effective for financial statements issued for periods ending after December 15, 1997. Statement 128 establishes standards for computing and presenting earnings per share ("EPS"), simplifies the standards previously found in APB No. 15, "Earnings Per Share," and makes them comparable to International EPS Standards. The Company will begin disclosing EPS in accordance with Statement 128 beginning with the quarter ended December 27, 1997.

                        PEACHES ENTERTAINMENT CORPORATION



PART II

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          27.0 Financial Data Schedule

     (b)  Reports on Form 8-K

          A Report on Form 8-K dated November 12, 1997 was filed on or about such date to report on the timing of this filing.

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


                                    PEACHES ENTERTAINMENT CORPORATION
                                    Registrant


Date: 12/3/97                       /s/ Allan Wolk
                                    --------------------------------------------
                                    Allan Wolk, Chairman of the Board, President
                                    (Principal Executive Officer)




Date: 12/3/97                       /s/ Jason Wolk
                                    --------------------------------------------
                                    Jason Wolk, Executive Vice President,
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)