Form 10-Q
period 1997-12-27
PEACHES ENTERTAINMENT CORP
filed 1998-02-27
CIK 709197

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934





For Quarter Ended December 27, 1997                  Commission File No. 0-12375


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


                              YES  __X__    NO ____


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


At December 27, 1997, there were outstanding:


39,781,270 shares of common stock

                        PEACHES ENTERTAINMENT CORPORATION

                                      Index


PART I. FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Condensed Balance Sheets-December 27, 1997 (Unaudited)
              and March 29, 1997                                               3

           Condensed  Statements  of  Operations  and Retained
              Deficit-Three Months Ended December 27, 1997 and
              December 28, 1996 (Unaudited)                                    4

           Condensed  Statements of Operations and Retained
              Defict-Nine Months Ended December 27, 1997 and
              December 28, 1996 (Unaudited)                                    5

           Condensed  Statements of Cash Flows-Nine
              Months Ended  December 27,  1997 and
              December 28, 1996 (Unaudited)                                    6

           Notes to Condensed Financial Statements                             8

  Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             11

PART II. OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                                   13

SIGNATURES                                                                    14

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                        PEACHES ENTERTAINMENT CORPORATION

                            Condensed Balance Sheets

                      December 27, 1997 and March 29, 1997

                               Assets                              December 27,    March 29,
                                                                       1997          1997
                                                                   -----------    -----------
                                                                   (Unaudited)
Current assets:
     Cash and cash equivalents                                     $ 2,195,746      1,456,070
     Inventories                                                     2,762,829      2,855,494
     Prepaid expenses and other current assets                         224,806        260,008
                                                                   -----------    -----------
                   Total current assets                              5,183,381      4,571,572

Property and equipment, net                                          1,304,016      1,439,731
Other assets                                                           151,301        158,762
                                                                   -----------    -----------

                                                                   $ 6,638,698      6,170,065
                                                                   ===========    ===========

                Liabilities and Shareholders' Equity

Current liabilities:
     Current portion of long-term obligations                          758,510        730,239
     Accounts payable                                                2,419,098      1,371,869
     Accrued liabilities                                             1,091,432        956,005
                                                                   -----------    -----------
                   Total current liabilities                         4,269,040      3,058,113

Long-term obligations                                                  982,061      1,337,190
Due to parent                                                          374,719        704,813
Deferred rent                                                           68,545        156,036
                                                                   -----------    -----------

                   Total liabilities                                 5,694,365      5,256,152

Shareholders' equity:
     Preferred stock, $100 par value; 50,000 shares
        authorized; 5,000 shares issued and outstanding                500,000        500,000
     Common stock subscribed (20,000,000 shares)                          --          350,000
     Common stock, $.01 par value; 40,000,000 shares authorized;
        39,889,120 and 19,889,120 shares issued, respectively          548,892        198,892
     Additional paid-in capital                                      1,659,190      1,284,471
     Retained deficit                                               (1,743,969)    (1,399,670)
                                                                   -----------    -----------
                                                                       964,113        933,693

     Treasury stock, 107,850 common shares, at cost                    (19,780)       (19,780)
                                                                   -----------    -----------

                   Total shareholders' equity                          944,333        913,913

Commitments and contingencies
                                                                   -----------    -----------
                                                                   $ 6,638,698      6,170,065
                                                                   ===========    ===========

See accompanying notes to condensed financial statements.

                        PEACHES ENTERTAINMENT CORPORATION

             Condensed Statements of Operations and Retained Deficit

           Three months ended December 27, 1997 and December 28, 1996
                                   (Unaudited)

                                                               December 27,   December 28,
                                                                   1997           1996
                                                               -----------    -----------
                                                               (Unaudited)

Net sales                                                      $ 5,116,742      5,360,117
                                                               -----------    -----------

Costs and expenses:
     Cost of sales                                               3,156,675      3,368,983
     Selling, general and administrative expenses                1,586,029      1,854,320
     Depreciation and amortization                                  65,700         61,959
                                                               -----------    -----------

                                                                 4,808,404      5,285,262
                                                               -----------    -----------

               Income from operations                              308,338         74,855
                                                               -----------    -----------

Other (expense) income:
     Interest expense                                              (56,075)       (17,908)
     Interest income                                                 3,707          5,420
                                                               -----------    -----------

                                                                   (52,368)       (12,488)
                                                               -----------    -----------

               Income before reorganization costs and income
                  taxes                                            255,970         62,367

Reorganization costs:
     Professional fees                                                --         (107,722)
                                                               -----------    -----------
               Net income (loss) before income taxes               255,970        (45,355)

Provision for income taxes                                            --             --
                                                               -----------    -----------
               Net income (loss)                                   255,970        (45,355)

Retained deficit, beginning of period                           (1,984,939)    (1,589,930)

Preferred stock dividend                                           (15,000)          --
                                                               -----------    -----------
Retained deficit, end of period                                $(1,743,969)    (1,635,285)
                                                               ===========    ===========

Basic and diluted earnings per share (note 3)                  $       .01           (.01)
                                                               ===========    ===========

See accompanying notes to condensed financial statements.

                        PEACHES ENTERTAINMENT CORPORATION

             Condensed Statements of Operations and Retained Deficit

            Nine months ended December 27, 1997 and December 28, 1996
                                   (Unaudited)

                                                              December 27,   December 28,
                                                                 1997            1996
                                                             ------------    ------------
                                                                     (Unaudited)

Net sales                                                    $ 13,049,605      13,553,987
                                                             ------------    ------------

Costs and expenses:
     Cost of sales                                              8,057,685       8,672,179
     Selling, general and administrative expenses               4,888,051       5,458,331
     Depreciation and amortization                                197,100         229,402
                                                             ------------    ------------

                                                               13,142,836      14,359,912
                                                             ------------    ------------

               Loss from operations                               (93,231)       (805,925)
                                                             ------------    ------------

Other (expense) income:
     Interest expense                                            (175,217)        (54,839)
     Interest income                                               13,149          24,706
                                                             ------------    ------------

                                                                 (162,068)        (30,133)
                                                             ------------    ------------

               Loss before reorganization costs and income
                  taxes                                          (255,299)       (836,058)

Reorganization costs:
     Professional fees                                            (44,000)       (302,798)
                                                             ------------    ------------

               Loss before income taxes                          (299,299)     (1,138,856)

Provision for income taxes                                           --              --
                                                             ------------    ------------
               Net loss                                          (299,299)     (1,138,856)

Retained deficit, beginning of period                          (1,399,670)       (496,429)

Preferred stock dividend                                          (45,000)           --
                                                             ------------    ------------
Retained deficit, end of period                              $ (1,743,969)     (1,635,285)
                                                             ============    ============

Basic and diluted earnings per share (note 3)                $       (.01)           (.06)
                                                             ============    ============

See accompanying notes to condensed financial statements.

                        PEACHES ENTERTAINMENT CORPORATION

                       Condensed Statements of Cash Flows

            Nine months ended December 27, 1997 and December 28, 1996
                                   (Unaudited)

                                                                                   December 27,   December 28,
                                                                                      1997           1996
                                                                                   -----------    -----------
                                                                                           (Unaudited)
Cash flows from operating activities:
     Net loss                                                                      $  (299,299)    (1,138,856)
                                                                                   -----------    -----------

     Adjustments  to  reconcile  net  loss to net  cash  provided  by  operating activities:
           Depreciation and amortization                                               197,100        213,843
           Deferred rent                                                               (87,491)       (15,558)
           Changes in assets and liabilities affecting cash flows from operating activities:
                  (Increase) decrease in:
                    Inventories                                                         92,665         46,078
                    Prepaid expenses and other current assets                           35,202         93,803
                    Other assets                                                         7,461         31,149
                  Increase (decrease) in:
                    Accounts payable                                                 1,047,229        806,435
                    Accrued liabilities                                                135,427        423,936
                                                                                   -----------    -----------

                        Net cash provided by operating activities                    1,128,294        460,830
                                                                                   -----------    -----------

Cash flows from investing activities:
     Purchases of property and equipment                                               (61,385)       (26,282)
                                                                                   -----------    -----------

                        Net cash used in investing activities                          (61,385)       (26,282)
                                                                                   -----------    -----------

Cash flows from financing activities:
     Repayment of long-term obligations                                               (326,858)       (96,191)
     Dividends paid                                                                    (45,000)          --
     Due to Parent                                                                    (330,094)          --
     Capital contribution                                                              374,719           --
                                                                                   -----------    -----------

                        Net cash used in financing activities                         (327,233)       (96,191)
                                                                                   -----------    -----------

                        PEACHES ENTERTAINMENT CORPORATION

                                                                    December 27,   December 28,
                                                                       1997            1996
                                                                    ----------      ----------
                                                                          (Unaudited)

                        Net increase in cash and cash equivalents   $  739,676         338,357

Cash and cash equivalents, beginning of period                       1,456,070       1,917,566
                                                                    ----------      ----------

Cash and cash equivalents, end of period                            $2,195,746       2,255,923
                                                                    ==========      ==========

Supplemental disclosures of cash flow information:
     Cash paid during the period for interest                       $  115,722          54,839
                                                                    ==========      ==========


See accompanying notes to condensed financial statements.

                        PEACHES ENTERTAINMENT CORPORATION

                     Notes to Condensed Financial Statements

                      December 27, 1997 and March 29, 1997


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

     It is suggested that the accompanying unaudited condensed financial statements be read in conjunction with the financial statements and notes included in the Peaches Entertainment Corporation (the "Company" or "Peaches") annual report on Form 10-K for the year ended March 29, 1997.

     As of December 27, 1997, the Company was a 93.5 percent-owned subsidiary of URT Industries, Inc. (the "Parent").

     The results of operations for the nine months ended December 27, 1997, are not necessarily indicative of the operating results to be expected for the year ending March 28, 1998. The Company's business is seasonal. Historically, approximately 30 percent of the Company's sales have occurred in the third fiscal quarter.

     Inventories, which consist of compact discs, tapes and accessories, are stated at the lower of cost (principally average) or market.

     Certain reclassifications have been made to the (unaudited) December 28, 1996 quarterly financial information to conform to the presentation used in the (unaudited) December 27, 1997 financial information.

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

                        PEACHES ENTERTAINMENT CORPORATION

                     Notes to Condensed Financial Statements

(3)  Earnings Per Share

     In December 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("Statement 128"), which establishes new standards for computing and presenting earnings per share ("EPS"). Earnings per share for all prior periods have been restated to reflect the provisions of this Statement.

     Basic and diluted earnings per share have been computed by dividing net income (loss), less preferred dividends by the weighted average number of shares outstanding during the period. Convertible Series A Preferred Stock outstanding as of December 28, 1996 were not included in the computation of diluted earnings per share for the nine-month period ended December 28, 1996 as the inclusion would be antidilutive. In March 1997, the convertible feature was eliminated.

     Basic and diluted earnings per share were calculated as follows:

                                    Three months ended           Nine months ended
                               ---------------------------    -------------------------
                                 December 27,  December 28,   December 27,  December 28,
                                    1997           1996          1997           1996
                               --------------   ----------    ----------    -----------
Basic:
     Net income (loss) less
        preferred dividends    $      240,970      (45,355)     (344,299)    (1,138,856)
                               ==============   ==========    ==========    ===========

     Weighted average shares       39,781,270   19,731,270    39,781,270     19,781,270
                               ==============   ==========    ==========    ===========

Basic earnings per share       $          .01         (.01)         (.01)          (.06)
                               ==============   ==========    ==========    ===========

Diluted:
     Net income (loss) less
        preferred dividends    $      240,970      (45,355)     (344,299)    (1,138,856)
                               ==============   ==========    ==========    ===========

     Weighted average shares       39,781,270   19,731,270    39,781,270     19,781,270
                               ==============   ==========    ==========    ===========

Diluted earnings per share     $          .01         (.01)         (.01)          (.06)
                               ==============   ==========    ==========    ===========

(4)  Due to Parent

     As discussed in note 2, in order for Peaches to be able to effect the plan of reorganization, the Parent loaned $700,000 to Peaches. The loan will be repaid to the Parent with interest at prime over a period of four years beginning on the third anniversary of the effective date. In the Company's third quarter of 1997, the Parent forgave $350,000 of principal and $24,719 of accrued interest. The forgiveness has been accounted for as an additional capital contribution by the Parent at December 27, 1997.

                        PEACHES ENTERTAINMENT CORPORATION

                     Notes to Condensed Financial Statements

(5)  Income Taxes

     The Company follows Statement of Financial Accounting Standard ("SFAS") No. 109, Accounting for Income Taxes. The Company files a consolidated tax return with its Parent. Any applicable tax charge or credits are allocated on a separate return basis. For the nine month period ended December 27, 1997, there was no (benefit) provision for income taxes as the Company has net operating loss carryforwards for federal income tax purposes.

(6)  Year 2000 Impact

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations. The Company has assessed that it will be required to upgrade portions of its software which was originally purchased from outside vendors, so that its computer systems will properly utilize dates beyond December 31, 1999. These upgrades are currently available, and the Company believes that these upgrades will not have a material impact on the ongoing results of operations or financial position of the Company. However, if such modifications and conversions are not possible or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

     In addition, the Company is assessing the status of its suppliers' resolution of their potential Year 2000 problems, and what impact, if any, it will have on the Companies' ongoing results of operations.

(7)  Subsequent Event

     In January 1998, the Company entered into a lease agreement for the operation of a new store in Orlando, Florida. This will be the Company's fourth store in the Orlando area. This store is expected to open either late in the Company's fourth quarter ending March 28, 1998 or early first quarter of the next fiscal year.

                        PEACHES ENTERTAINMENT CORPORATION


Item 2. Management's Discussions and Analysis of Financial Condition and Results of Operations for the Nine Months Ended December 27, 1997, Compared to the Nine Months ended December 28, 1996.

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

Results of Operations

Net sales for the nine months ended December 27, 1997 (such nine month period is hereafter referred to as "1997") decreased by approximately 3.7 percent compared to the nine months ended December 28, 1996 (such nine month period is hereafter referred to as "1996"). Such decrease is attributed to a decrease in comparable store sales (1.8 percent), and a decrease due to a store closing during the Company's third quarter of 1997 (1.9 percent).

The cost of sales for 1997 was lower than that for 1996 due principally to a decrease in net sales. Cost of sales as a percentage of net sales has decreased from 64.0 percent in 1996 to 61.7 percent in 1997 primarily due to the fact that the Company began to receive discounts associated with normal trade terms throughout 1997, increases in other purchase discounts and an increase in certain retail selling prices.

Selling, general and administrative (SG&A) expenses in 1997 decreased by 10.5 percent compared to 1996. Such decrease is attributable to a decrease in comparable store expenses (5.5 percent), a decrease in corporate overhead (3.2 percent), and a decrease due to a store closing during the Company's third quarter of 1997 (1.8 percent). SG&A expenses as a percentage of net sales decreased from 40.3 percent in 1996 to 37.5 percent in 1997 primarily due to overhead reductions.

Recently, the Company's primary suppliers have taken steps to help protect the retail marketplace from certain low cost retailers of music. These steps include not disbursing cooperative advertising funds to retailers which engage in low cost selling practices in violation of the minimum advertised pricing policies of such suppliers. Management believes that such initiatives, in combination with the other factors mentioned above, have helped the Company to restore itself to a more competitive position. Other factors which, in management's opinion, which have helped the Company to restore itself to a more competitive position are the closing of the six unprofitable stores which were closed during 1996, the closing of the former headquarters and warehouse, the termination of other unprofitable business arrangements and concentration on advantages which Peaches has over certain of its competitors, including large inventory, convenient store locations and a high level of customer service, which includes the ability of the customer to sample virtually all music before purchasing and an extremely efficient special order program.

                        PEACHES ENTERTAINMENT CORPORATION


The Company incurred a net loss of approximately $299,000 in 1997 versus a net loss of approximately $1,139,000 in 1996. The significant reduction in net loss is attributed to an increase in gross profit percentage and a decrease in expenses as discussed above.

Liquidity and Capital Resources

The Company had working capital of $914,341 at December 27, 1997 compared to working capital of $1,513,459 at March 29, 1997 and a current ratio (the ratio of total current assets to total current liabilities) of 1.2 to 1 at December 27, 1997 compared to a current ratio of 1.5 to 1 at March 29, 1997. At December 27, 1997, the Company had long-term obligations of $982,061. Management anticipates that its ability to repay its long-term obligations will be satisfied primarily through funds generated from its operations.

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

For a discussion of recent developments and uncertainties affecting the Company's liquidity and capital resources, see notes 2 and 3 (Confirmation of Amended Plan of Reorganization and Liquidity) to the financial statements which are included in the Company's annual report on Form 10-K for the year ended March 29, 1997.

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations. The Company has assessed that it will be required to upgrade portions of its software which was originally purchased from outside vendors, so that its computer systems will properly utilize dates beyond December 31, 1999. These upgrades are currently available, and the Company believes that these upgrades will not have a material impact on the ongoing results of operations or financial position of the Company. However, if such modifications and conversions are not possible or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

In addition, the Company is assessing the status of its suppliers' resolution of their potential Year 2000 problems, and what impact, if any, it will have on the Companies' ongoing results of operations.

In February 1997, the FASB issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("Statement 128"). Statement 128 is effective for financial statements issued for periods ending after December 15, 1997. Statement 128 establishes standards for computing and presenting earnings per share ("EPS"), simplifies the standards previously found in APB No. 15, "Earnings Per Share," and makes them comparable to International EPS Standards. In December 1997, the Company adopted the provisions of Statement 128. Earnings per share for all prior periods have been restated to reflect the provisions of this Statement.

In January 1998, the Company entered into a lease agreement for the operation of a new store in Orlando, Florida. This will be the Company's fourth store in the Orlando area. This store is expected to open either late in the Company's fourth quarter ending March 28, 1998 or early first quarter of the next fiscal year. The Company will use mostly cash generated from operations and partial bank financing to build the new store.

                        PEACHES ENTERTAINMENT CORPORATION


                                OTHER INFORMATION


PART II

Item 6.  Exhibits and Reports on Form 8-K

           (a)    Exhibits

                         27.0 Financial Data Schedule

           (b)    Reports on Form 8-K

                         The  Company  filed a  Report  on Form  8-K on or about
                    February 10, 1998 and an additional Report on Form 8-K on or about November 12, 1997 for the purpose of reporting a filing delay with respect to this Form 10-Q and a prior Form 10-Q.

                        PEACHES ENTERTAINMENT CORPORATION


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    PEACHES ENTERTAINMENT CORPORATION
                                    Registrant


Date: 2/27/98                       /s/ Allan Wolk
      -------------                 --------------------------------------------
                                    Allan Wolk, Chairman of the Board, President
                                    (Principal Executive Officer)




Date: 2/27/98                       /s/ Jason Wolk
      -------------                 --------------------------------------------
                                    Jason Wolk, Executive Vice President,
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)