Form 10-K
period 1998-03-28
PEACHES ENTERTAINMENT CORP
filed 1998-07-13
CIK 709197

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   ----------

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the fiscal year ended March 28, 1998             Commission File No. 0-12375


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

                         YES  _X_           NO  ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                         YES  ___           NO  _X_

The aggregate market value (based on the average closing bid and asked prices) of the voting stock held by non-affiliates of the registrant was, as of June 1, 1998, approximately $65,480.

As of June 1, 1998 the registrant's transfer agent reported as issued and outstanding:

                        39,781,270 Shares of Common Stock

                                     PART I

Item 1.  BUSINESS

     Peaches Entertainment Corporation ("PEC" or the "Company"), a Florida corporation, began business in 1982. It is engaged in the operation of retail stores which sell prerecorded music, videos, and related products (the "Retail Business") in the Southeastern part of the United States under the name "PEACHES".

     URT Industries, Inc. ("URT"), a Florida corporation, presently owns approximately 94% of PEC's issued and outstanding shares of common stock and all of its issued and outstanding shares of preferred stock and controls PEC. The remaining approximately 6% of PEC's issued and outstanding shares of common stock are owned by non-affiliated persons.

The Peaches Stores

     The following table sets forth the number of "Peaches"stores (the "'Peaches' stores") which were open at the beginning of the year, which opened during the year, which closed during the year and which were open at the end of the year, with respect to PEC's last five complete fiscal years ending with the fiscal year ended March 28, 1998 (the "1998 fiscal year"):

                                     1998     1997     1996     1995     1994
                                     ----     ----     ----    -----     ----

Number of stores:
At beginning of period                13       13       19       20       21
Opened during period                   0        0        0        1        0
Closed during period                  (1)      (0)      (6)      (2)      (1)
                                     ---      ---      ---      ---      ---

At end of period                      12       13       13       19       20

     Subsequent to the conclusion of the 1998 fiscal year, PEC opened a new store in Orlando, Florida, thus bringing to thirteen the total number of "Peaches" stores which are in operation, as of the date of this filing. Such thirteen stores are located in the following four states: Florida (seven stores), Virginia (three stores), North Carolina (two stores), and Alabama (one store). The utilized space of the stores ranges from approximately 6,000 square feet to approximately 14,000 square feet. Each store either has its own parking area or is located in a shopping center which provides parking. PEC has options to renew most of its leases for various periods.

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

Operation of the Peaches Stores

     The "Peaches" stores are all similar in appearance, except for PEC's mall-type store. They have distinct, wood panelled interiors, are decorated in a manner which identifies them as "Peaches" stores and carry a wide selection of prerecorded music as well as recorded and blank video tapes, accessory items and specialty items such as T-shirts and crates. Some stores are free standing and others are contiguous to other stores in shopping centers. At present, each "Peaches" store is managed by an individual director who is responsible for re-orders of merchandise and displaying merchandise sold in the store, hiring and firing personnel and other matters relating to store administration. Certain other matters, including pricing, relationships with landlords and the purchase and allocation of new releases, are handled by the home office. PEC has a computerized inventory control system in place at each of its stores.

     As of the last day of the 1998 fiscal year, PEC purchased merchandise from approximately 60 suppliers, among whom the principal ones were BMG, EMI, PGD, SONY, Universal and WEA. Approximately 69% of the merchandise purchased during the 1998 fiscal year came from such six principal suppliers. Seagram Co., Ltd., the owner of Universal, has recently announced the possible purchase of PGD. This possible action would bring the number of principal suppliers from six to five. It is unknown what impact, if any, this acquisition would have on the ongoing results of operations of PEC.

     Purchases from given suppliers are, to a great extent, determined by which of them are manufacturing or distributing the most popular prerecorded music products at a given time, as well as the credit and other terms on which such suppliers are willing to sell to PEC. PEC is not obligated to purchase merchandise from any supplier. It has numerous alternate sources of supply for inventory. However, a loss of one of its six principal suppliers may have a materially adverse effect on PEC's results of operations.

     Merchandise is delivered directly by suppliers to the stores. The usual terms received by PEC from suppliers provide for payment to be made within 60 days from the end of the month in which a purchase was made. In addition, PEC normally receives an additional 30 to 120 days to pay for certain purchases during the course of the year. Such terms are usual in the industry.

     Under current industry procedure, PEC is able to return merchandise, without limitation, to all suppliers, who charge a net penalty if returns exceed certain percentages of the dollar amounts of gross purchases. Such return policies do not have a materially adverse effect on PEC's business.

     For a period of time after PEC's voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code, on January 16, 1996, PEC was not able to obtain delivery from most of its principal suppliers of merchandise, and was not able to return merchandise in accordance with the return policies described above. This resulted in higher inventory costs and lower gross profits for PEC. However, shortly after confirmation of PEC's Amended Plan of Reorganization (the "Plan of Reorganization") by the U.S. Bankruptcy Court on January 17, 1997, and the effective date of such Plan of Reorganization on February 19, 1997 (the "Effective Date"), arrangements were made with all of PEC's principal suppliers and most of its other suppliers such that the terms with respect to payment for merchandise and the return of unused merchandise for credit have been the same or similar to the terms which were in effect prior to such proceeding (the "Chapter 11 proceeding"). For more information concerning the Chapter 11 proceeding, see "LEGAL PROCEEDINGS" and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

     Advertising in local newspapers and media is determined by consultation between each store director and PEC management. PEC also engages in cooperative advertising with suppliers who pay a portion of the cost. In addition to the director, each "Peaches" store is staffed with managers, cashiers and sales and stock room personnel. The stores are open seven days a week.

     Quarterly results are affected by the timing of holidays, the timing and strength of new releases, new store openings/closings and sales performance of existing stores. During the 1998 fiscal year, sales between April and June were approximately 24% of total sales; sales between July and September were approximately 22% of total sales; sales between October and December were approximately 30% of total sales; and sales between January and March were approximately 24% of total sales.

Competition

     The retail sale of prerecorded music and video products is highly competitive. There are hundreds of retail stores and department, discount and variety stores and supermarkets which offer such merchandise to the public. PEC's share of the retail market in the Southeastern United States is not significant. In recent years, in addition to usual competition, there has been a proliferation of non-traditional music outlets, such as appliance retailers and superbookstores, some of whom have used very aggressive price cutting tactics including selling some products below actual cost in order to attract customers and sell non-music and video products. For a discussion of actions taken to address such competitive factors, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

Employees

     As of the last day of the 1998 fiscal year, PEC had approximately 239 employees.

It is not a party to any collective bargaining agreements. Relations with employees have been good and there have been no work stoppages.

Intercorporate Agreements

     There are three agreements in place pertaining to the management of PEC. Among the arrangements which are in place pursuant to such agreements are the following: for the period from January 1, 1996 through March 31, 2000, URT will continue to provide to PEC the services of Mr. Wolk as PEC's Chairman, President and Chief Executive Officer; PEC is required to pay to Mr. Wolk during such period, so long as he continues to provide such services, a salary in the amount described below; and URT and PEC will continue to equitably apportion taxes so long as they continue to file a consolidated federal return. The salary so payable by PEC to Mr. Wolk pursuant to such arrangements is $500,000 per annum, except that such amount has been reduced to $400,000 per annum, effective March 1, 1997 and continuing until February 28, 1999, and except further that such amount was further reduced to $300,000 per annum, effective January 1, 1998 and continuing until March 28, 1998.

     As a result of the above-described arrangements, the salary required to be paid by PEC to Allan Wolk was reduced from $491,667 during the fiscal year ended March 29, 1997 (the "1997 fiscal year") to $375,000 during the 1998 fiscal year.

     During both the 1998 and 1997 fiscal years, Mr. Wolk devoted approximately 75% of his contractual working time to the business of PEC.


Item 2.  PROPERTIES

     PEC's headquarters are located in Hallandale, Florida in a building which is leased by PEC. Such building contains a total of approximately 6,000 square feet of office space.

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

Item 3. LEGAL PROCEEDINGS

     The 1998 fiscal year was PEC's first full year of operations subsequent to the confirmation and Effective Date of the Plan of Reorganization. A portion of the amounts allowed to creditors pursuant to the Plan of Reorganization were paid within 60 days of the Effective Date. The additional amounts owed pursuant to the Plan of Reorganization are described more fully below:

     (a) PEC's seven principal suppliers (whose allowed claims total approximately $4,372,000) were entitled to 100% of their allowed claims as follows: payment and inventory returns equal to approximately 70% of their allowed claims (80% in the case of one such supplier) within approximately 60 days after the Effective Date; and the balance of the payments to such seven principal suppliers (originally approximately $1,284,000) with interest over a period of 24 months commencing in March, 1997. Such debt has been reduced to the sum of $615,115, as of the end of the 1998 fiscal year. The remaining sum so due to such suppliers is secured by a perfected first lien and security interest in the inventory originally distributed by such suppliers or which is otherwise in the possession of and owned by PEC.

     (b) PEC's sole secured creditor, the holder of the first mortgage with respect to the store property owned by PEC in Mobile, Alabama, whose allowed claim was approximately $466,000, is entitled to 100% of such amount, with interest, in accordance with the amortization schedule previously in effect, except that the balloon payment on such mortgage which would otherwise have been due in September, 1997 has been extended to September, 2002.

     (c) The priority tax claim of the Florida Department of Revenue in the original amount of approximately $118,000 has been payable with interest over a period of two years commencing 30 days from the Effective Date.

     PEC has made all payments, when due, of those amounts already required to be paid under its Plan of Reorganization.


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

National Quotation Bureau, Incorporated:

                                            Bid Prices        Asked Prices
                                            ----------        ------------
                                           High     Low       High     Low

1996

        Quarter ended March 31,             1/32    .001       9/32     7/32
        Quarter ended June 30,             .03125   .03125    .21875   .15625
        Quarter ended Sept. 30,            .03125   .001      .15625   .15625
        Quarter ended Dec. 31,             .03125   .005      .15625   .05

1997

        Quarter ended March 31             .005     .001      .05      .05
        Quarter ended June 30,             .001     .001      .05      .05
        Quarter ended Sept. 30,            .001     .001      .05      .05
        Quarter ended Dec. 31,             .001     .001      .05      .05

1998

        Quarter ended March 31,            .001     .001      .05      .05
        Quarter through June 1,            .001     .001      .05      .05

     The above over-the-counter quotations represent prices between dealers, do not include retail markups, markdowns or commissions and do not necessarily represent actual transactions.

Dividends

     Since its inception, there has been no payment of dividends on PEC's Common Stock. Payment of dividends on such stock in the future will depend upon PEC's earnings and needs.

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

Approximate Number of Equity Security Holders

     The following table indicates the approximate number of holders of record of each class of PEC's common equity securities as of June 1, 1998, based on information supplied by PEC's transfer agent:

                                                         Number of Record
                 Title of Class                               Holders

                 Common Stock, $.01 par value                  1,488

Item 6. SELECTED FINANCIAL DATA

     The following table sets forth selected financial data and other operating information of the Company. The selected financial data should be read in conjunction with the financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                              March 28,      March 29,      March 30,      April 1,       April 2,
                                                                1998           1997           1996           1995           1994
                                                                ----           ----           ----           ----           ----
Operating statement data:
      Net sales                                             $17,077,501     18,109,119     23,626,489     31,960,953     36,303,455

      Net loss                                                 (468,209)      (865,313)    (2,416,051)    (1,995,408)      (108,456)

      Basic and dilutive earnings per share (1)                    (.01)          (.04)          (.12)         (0.10)         (0.01)

      Weighted average number of common
         shares outstanding (1)                              39,781,270     20,055,243     19,781,270     19,781,270     19,781,270

Balance sheet data:
      Working capital excluding liabilities subject to
         compromise in 1996                                 $   252,883      1,513,459      6,083,691      2,058,184      3,550,371

      Total assets                                            5,353,203      6,170,065      9,442,616     11,224,889     13,390,533

      Current portion of long-term obligations                  732,319        730,239        124,774        110,028        131,173

      Long-term obligations                                     578,127      1,337,190        810,367        929,654        705,109

      Shareholders' equity                                      760,423        913,913      1,429,226      3,890,277      5,945,685

Store data:
      Weighted average square feet of selling space              84,512         88,012         88,012        130,157        137,145

      Weighted average sales per square foot
         of selling space                                   $       202            206            268            246            265

      Number of stores open at end of period                         12             13             13             19             20

There were no cash dividends declared for common stock in any of the periods presented.

(1) In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 128 which requires the disclosure of basic earnings per share and diluted earnings per share. Earnings per share for all prior periods have been restated to reflect the provisions of this Statement.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

From time to time, PEC (sometimes referred to herein as the "Company") may make certain statements that contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995). Words such as "believe", "anticipate", "estimate", "project" and similar expressions are intended to identify such forward-looking statements. Forward-looking statements may be made by management orally or in writing, including, but not limited to, in press releases, as part of this Management's Discussion and Analysis of Financial Condition and Results of Operations and as a part of other sections of this Annual Report or other filings. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their respective dates, and are subject to certain risks, uncertainties and assumptions. These risks include, but are not limited to: changes in the competitive environment for the Company's products, including the entry or exit of non-traditional retailers of the Company's products to or from its markets; the release by the music industry of an increased or decreased number of "hit releases"; general economic factors in markets where the Company's products are sold; and other factors discussed in this filing and the Company's other filings. Should one or more of these risks or uncertainties materialize, or should any of the underlying assumptions prove incorrect, actual results of current and future operations may vary materially from those anticipated, estimated or projected.

Results of Operations

FISCAL YEAR ENDED MARCH 28, 1998 ("1998") COMPARED TO FISCAL YEAR ENDED MARCH 29, 1997 ("1997")

Net sales for 1998 decreased by 5.7% compared to 1997. Such decrease is attributed to a 3.2% decrease in comparable store sales, and a 2.5% decrease in sales due to one store that closed in 1998.

The cost of sales for 1998 was lower than that for 1997 due principally to a decrease in net sales. Cost of sales as a percentage of net sales decreased from 63.2% in 1997 to 61.4% in 1998 due principally to the fact that during the first quarter of 1998 the Company began to receive discounts associated with normal trade terms as a result of the conclusion of the Chapter 11 proceeding. Such decrease is also attributed to increases in other purchase discounts and an increase in certain retail selling prices.

Selling, general and administrative expenses, including depreciation and amortization ("SG&A") in 1998 decreased by 10.1% compared to 1997. Such decrease is attributed to a decrease in corporate overhead (7.8%) and a decrease due to the closing of one of the Company's stores (2.5%), offset by an increase in comparable store expenses (0.2%). SG&A expenses, as a percentage of net sales, decreased from 42% in 1997 to 40% in 1998 primarily due to such overhead reductions.

The Company incurred a net loss of approximately $468,000 in 1998 versus a net loss of approximately $865,000 in 1997. The reduction of net loss is attributed to an increase in gross profit percentage and a decrease in expenses as discussed above.

The Company's primary suppliers have taken steps to help protect the retail marketplace from certain low cost retailers of music. These steps have included not disbursing cooperative advertising funds to retailers which engage in low cost selling practices in violation of the minimum advertised pricing policies of such suppliers. Management believes that such initiatives, in combination with the other factors mentioned immediately below, have helped the Company to restore itself to a more competitive position. Other factors which have had a positive effect on the Company's performance are the increase in gross profit percentage and reduction of expenses. Also, the Company's Plan of Reorganization was confirmed during the last quarter of 1997. The benefits of the reorganization included the termination of the leases associated with the six unprofitable stores which were closed during 1996, the closing of the Company's former headquarters and warehouse, and the termination of other unprofitable business arrangements. Other competitive advantages over certain competitors include a large selection of inventory, convenient store locations, a high level of customer service and the widely recognized "Peaches" name.

FISCAL YEAR ENDED MARCH 29, 1997 ("1997") COMPARED TO FISCAL YEAR ENDED MARCH 30, 1996 ("1996")

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

SG&A expenses in 1997 decreased 21.4% compared to 1996. Such decrease is attributed to a decrease in store operating expenses of stores that had been open during 1996, but were closed during or near the end of 1996 (15.0%), a decrease in corporate overhead (0.3%), and a decrease in comparable store expenses (6.1%). SG&A expenses, as a percentage of net sales, increased from 40.2% in 1996 to 41.8% in 1997 due to the fixed nature of certain expenses and the decrease in net sales in addition to the aforementioned items.

The Company incurred a net loss of approximately $865,000 in 1997 versus a net loss of approximately $2,416,000 in 1996. The significant reduction of net loss is attributed to the success of the Chapter 11 proceeding. However, such success was offset by professional fees and lost gross profits as a result of not obtaining similar terms from trade creditors to those that existed prior to the Chapter 11 proceeding until approximately the first quarter of 1998, at which time the Company's primary suppliers provided terms with respect to purchases and returns that were the same as those in place prior to the Petition Date. Also, further overhead reductions were not evident until 1998.

FISCAL YEAR ENDED MARCH 30, 1996 ("1996") COMPARED TO FISCAL YEAR ENDED APRIL 1, 1995 ("1995")

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

During the last few years, non-traditional music retailers such as appliance retailers and super bookstores have begun to sell prerecorded music and video products. They have adopted policies of selling music product at near or below wholesale cost as a means of attracting customers to sell other products. The Company continued to suffer the effect of such competition during 1996 and, as a result, filed its voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the early part of the last quarter of 1996.

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

SG&A expenses in 1996 decreased 17.1% compared to 1995. Such decrease is attributed to a decrease in store operating expenses of stores that opened or closed during 1996 versus 1995 (15.0%) and a decrease in corporate overhead (2.5%), offset by an increase in comparable store expenses (0.4%). SG&A expenses, as a percentage of net sales, increased from 35.9% in 1995 to 40.2% in 1996 due to the fixed nature of certain expenses and the decrease in net sales in addition to the aforementioned items.

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

Liquidity and Capital Resources

The Company had working capital of $252,883 at March 28, 1998 compared to working capital of $1,513,459 at March 29, 1997. The Company had a current ratio (the ratio of total current assets to total current liabilities) of 1.07 to 1 at March 28, 1998, compared to a current ratio of 1.5 to 1 at March 29, 1997.

At March 28, 1998, the Company had long-term obligations of $578,127, compared to long-term obligations of 1,337,190 at March 29, 1997. Management anticipates that the Company's ability to repay its long-term obligations will be satisfied primarily through funds generated from its operations.

Management anticipates that cash generated from operations and cash equivalents on hand will provide sufficient liquidity to maintain adequate working capital for operations. Management used funds generated from operations as well as funds to be received from its landlord for the building of the new store which opened in May, 1998. Management anticipates that it would use funds generated from operations as well as possible financing, for the opening of any new stores which it may plan to open during the next few years.

Inflation trends have not had an impact upon revenues because increases in costs have been passed along to customers.

The Company's business is seasonal in nature, with the highest sales and earnings occurring in the third fiscal quarter, which includes the Christmas selling season.

The Company has issued and outstanding 2,500 shares of $100 par, 11%, Series A cumulative preferred stock and 2,500 shares of $100 par, 13%, Series B cumulative preferred stock. All of such shares are owned by URT. The total amount of the dividends payable with respect to the outstanding preferred stock is $60,000 per annum. However, during the 1997 fiscal year, the Company did not pay any dividends to URT with respect to its preferred stock, due to URT's waiver of such dividends during such period. (See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS").

The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations. The Company has assessed that it will be required to upgrade portions of its software which was originally purchased from outside vendors, so that its computer systems will properly utilize dates beyond December 31, 1999. These upgrades are currently available, and the Company believes that the cost of these upgrades will not have a material impact on the ongoing results of operations or financial position of the Company. However, the Company could be adversely impacted if year 2000 modifications are not properly completed by either the Company, or its suppliers, banks or any other entity with whom the Company conducts business.

In February, 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("Statement 128"). Statement 128 is effective for financial statements issued for periods ending after December 15, 1997. Statement 128 establishes standards for computing and presenting earnings per share ("EPS"), simplifies the standards previously found in APB No. 15, "Earnings Per Share", and makes them comparable to international EPS Standards. In December, 1997, the Company adopted the provisions of Statement 128. Earnings per share for all prior periods have been restated to reflect the provisions of this Statement.

In June, 1997, the FASB issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("Statement 130"). Statement 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements and is effective for fiscal years beginning after December 31, 1997. Management does not anticipate a significant impact of the adoption of Statement 130 on the Company's financial position, results of operations or cash flows.

In 1997, the FASB issued Statement of Financial Accounting Standard No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("Statement 131"). Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that these enterprises report selected information about operating segments in interim financial reports to shareholders. Statement 131 is effective for financial statements for the periods beginning after December 15, 1997. Management does not anticipate a significant impact of the adoption of Statement 131 on the Company's financial position, results of operation or cash flows.

Item 8.    FINANCIAL STATEMENTS


                        PEACHES ENTERTAINMENT CORPORATION

                              Financial Statements

                        March 28, 1998 and March 29, 1997

                   (With Independent Auditors' Report Thereon)

                        PEACHES ENTERTAINMENT CORPORATION

                                Table of Contents






Independent Auditors' Report                                                  16

Financial Statements:
       Balance  Sheets as of March 28, 1998 and March 29, 1997                17
       Statements of Operations for each of the years in the three
           year period ended March 28, 1998                                   18
       Statements of Shareholders' Equity for each of the years in
           the three year period ended March 28, 1998                         19
       Statements of Cash Flows for each of the years in the three
           year period ended March 28, 1998                                   21
       Notes to Financial Statements                                          23

                          Independent Auditors' Report

Directors and Shareholders
Peaches Entertainment Corporation
Hallandale, Florida:

We have audited the accompanying balance sheets of Peaches Entertainment Corporation (the "Company") as of March 28, 1998 and March 29, 1997, and the related statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended March 28, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Peaches Entertainment Corporation as of March 28, 1998 and March 29, 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended March 28, 1998 in conformity with generally accepted accounting principles.


                                                   KPMG PEAT MARWICK LLP


July 13, 1998

                        PEACHES ENTERTAINMENT CORPORATION

                                 Balance Sheets

                        March 28, 1998 and March 29, 1997

                                      Assets                                                            1998                1997
                                                                                                        ----                ----
Current assets:
      Cash and cash equivalents                                                                      $ 1,080,694        $ 1,456,070
      Inventories                                                                                      2,433,433          2,855,494
      Prepaid expenses and other current assets                                                          308,419            260,008
                                                                                                     -----------        -----------
                      Total current assets                                                             3,822,546          4,571,572

Property and equipment, net                                                                            1,349,732          1,439,731
Other assets                                                                                             180,925            158,762
                                                                                                     -----------        -----------

                                                                                                     $ 5,353,203        $ 6,170,065
                                                                                                     ===========        ===========

                       Liabilities and Shareholders' Equity

Current liabilities:
      Current portion of long-term obligations                                                           732,319            730,239
      Accounts payable                                                                                 2,014,674          1,371,869
      Accrued liabilities                                                                                822,670            956,005
                                                                                                     -----------        -----------

                      Total current liabilities                                                        3,569,663          3,058,113

Long-term obligations                                                                                    578,127          1,337,190
Due to Parent                                                                                            382,156            704,813
Deferred rent                                                                                             62,834            156,036
                                                                                                     -----------        -----------

                      Total liabilities                                                                4,592,780          5,256,152

Shareholders' equity:
      Preferred stock, $100 par value; 50,000 shares authorized; 5,000 shares
         issued and outstanding                                                                          500,000            500,000
      Common stock subscribed; 0 shares and 20,000,000 shares issued as of
         March 28, 1998 and March 29, 1997, respectively                                                    --              350,000
      Common stock,  $.01 par value;  40,000,000 shares  authorized; 39,781,270 shares and 19,889,120  shares issued as of March 28, 1998 and March 29,
         1997, respectively                                                                              397,813            198,892
      Additional paid-in capital                                                                       1,749,190          1,284,471
      Retained deficit                                                                                (1,886,580)        (1,399,670)
                                                                                                     -----------        -----------

                                                                                                         760,423            933,693

      Treasury stock, 0 and 107,850 common shares, at cost, as of March 28, 1998
         and March 29, 1997, respectively                                                                   --              (19,780)
                                                                                                     -----------        -----------
                      Total shareholders' equity                                                         760,423            913,913

Commitments and contingencies

                                                                                                     $ 5,353,203        $ 6,170,065
                                                                                                     ===========        ===========

See accompanying notes to financial statements.

                        PEACHES ENTERTAINMENT CORPORATION

                            Statements of Operations

       For each of the years in the three-year period ended March 28, 1998


                                                                                     1998               1997               1996
                                                                                     ----               ----               ----

Net sales                                                                         $17,077,501        $18,109,119        $23,626,489
                                                                                  -----------        -----------        -----------
Costs and expenses:
      Cost of sales                                                                10,501,123         11,453,125         15,316,441
      Selling, general and administrative expenses                                  6,538,377          7,121,666          9,058,785
      Depreciation and amortization                                                   270,191            448,862            455,156
      Store closing costs                                                                --                 --              189,623
      Management fees                                                                    --                 --              562,500
                                                                                  -----------        -----------        -----------

                                                                                   17,309,691         19,023,653         25,582,505
                                                                                  -----------        -----------        -----------

                 Loss from operations                                                (232,190)          (914,534)        (1,956,016)
                                                                                  -----------        -----------        -----------

Other (expense) income:
      Interest expense                                                               (219,148)           (88,345)          (111,451)
      Interest income                                                                  27,129             30,832             22,566
                                                                                  -----------        -----------        -----------

                                                                                     (192,019)           (57,513)           (88,885)
                                                                                  -----------        -----------        -----------

                 Loss before reorganization costs, income taxes
                     and extraordinary gain                                          (424,209)          (972,047)        (2,044,901)

Reorganization costs:
      Professional fees                                                               (44,000)          (379,645)           (88,223)
      Store closing costs                                                                --                 --             (282,927)
                                                                                  -----------        -----------        -----------

                                                                                      (44,000)          (379,645)          (371,150)
                                                                                  -----------        -----------        -----------

Loss before income taxes and extraordinary gain                                      (468,209)        (1,351,692)        (2,416,051)

Provision for income taxes                                                               --                 --                 --

                                                                                  -----------        -----------        -----------
                 Loss before extraordinary gain                                      (468,209)        (1,351,692)        (2,416,051)

Extraordinary gain due to reorganization (note 2)                                        --              486,379               --
                                                                                  -----------        -----------        -----------

                 Net loss                                                         $  (468,209)       $  (865,313)       $(2,416,051)
                                                                                  ===========        ===========        ===========

Basic and diluted earnings per common share:
      Loss before extraordinary gain                                                     (.01)              (.07)              (.12)
      Extraordinary gain                                                                 --                  .03               --
                                                                                        -----              -----              -----

                 Net loss                                                                (.01)              (.04)              (.12)
                                                                                        =====              =====              =====

See accompanying notes to financial statements.

                        PEACHES ENTERTAINMENT CORPORATION

                       Statements of Shareholders' Equity

       For each of the years in the three-year period ended March 28, 1998


                                                                        Preferred stock                  Common stock subscribed
                                                                 -----------------------------       ------------------------------
                                                                    Shares            Amount           Shares             Amount
                                                                 -----------       -----------       -----------        -----------

Balance, April 1, 1995                                                 5,000       $   500,000              --          $      --

      Net loss                                                          --                --                --                 --

          Payment of preferred stock dividend to
             Parent                                                     --                --                --                 --
                                                                 -----------       -----------       -----------        -----------

Balance, March 30, 1996                                                5,000           500,000              --                 --

      Net loss                                                          --                --                --                 --

      Contributed capital                                               --                --          20,000,000            350,000
                                                                 -----------       -----------       -----------        -----------

Balance, March 29, 1997                                                5,000           500,000        20,000,000            350,000

      Net loss                                                          --                --                --                 --

      Contributed capital                                               --                --         (20,000,000)          (350,000)

      Payment of preferred stock dividend to
         parent                                                         --                --                --                 --

      Cancellation of treasury stock                                    --                --                --                 --
                                                                 -----------       -----------       -----------        -----------

Balance, March 28, 1998                                                5,000       $   500,000              --          $      --
                                                                 ===========       ===========       ===========        ===========



                                                            Common stock
                                                     --------------------------
                                                        Shares         Amount

Balance, April 1, 1995                                20,107,850    $   201,079

      Net loss                                              --             --

          Payment of preferred stock dividend to
             Parent                                         --             --
                                                     -----------    -----------

Balance, March 30, 1996                               20,107,850        201,079

      Net loss                                              --             --

      Contributed capital                               (218,730)        (2,187)
                                                     -----------    -----------

Balance, March 29, 1997                               19,889,120        198,892

      Net loss                                              --             --

      Contributed capital                             20,000,000        200,000

      Payment of preferred stock dividend to
         parent                                             --             --

      Cancellation of treasury stock                    (107,850)        (1,079)
                                                     -----------    -----------

Balance, March 28, 1998                               39,781,270    $   397,813
                                                     ===========    ===========

           Treasury stock                   Additional            Retained
   -------------------------------            paid-in             earnings
      Shares              Amount              capital             (deficit)               Total
   -----------         -----------          -----------          -----------           -----------

       326,580         $   (59,895)         $ 1,284,471         $  1,964,622           $ 3,890,277

          -                   -                    -              (2,416,051)           (2,416,051)


          -                   -                    -                 (45,000)              (45,000)
   -----------         -----------          -----------          -----------           -----------

       326,580             (59,895)           1,284,471             (496,429)            1,429,226

          -                   -                    -                (865,313)             (865,313)

      (218,730)             40,115                 -                 (37,928)              350,000
   -----------         -----------          -----------          -----------           -----------

       107,850             (19,780)           1,284,471           (1,399,670)              913,913

          -                   -                    -                (468,209)             (468,209)

          -                   -                 524,719                 -                  374,719


          -                   -                 (60,000)                -                  (60,000)

      (107,850)             19,780                 -                 (18,701)                 -
   -----------         -----------          -----------          -----------           -----------

          -            $      -             $ 1,749,190          $(1,886,580)          $   760,423
   ===========         ===========          ===========          ===========           ===========


See accompanying notes to financial statements.

                        PEACHES ENTERTAINMENT CORPORATION

                            Statements of Cash Flows

       For each of the years in the three-year period ended March 28, 1998


                                                                                               1998            1997          1996
                                                                                               ----            ----          ----
Cash flows from operating activities:
      Net loss                                                                             $ (468,209)      (865,313)    (2,416,051)
                                                                                           ----------     ----------     ----------

      Adjustments  to  reconcile  net loss to net cash  (used  in)  provided  by operating activities:
             Extraordinary gain                                                                  --         (486,379)          --
             Depreciation and amortization                                                    270,191        448,862        455,156
             Loss on abandonment of leasehold improvements
                                                                                                 --             --          190,601
             Deferred rent                                                                    (93,202)       (44,687)      (299,747)
             Changes in assets and liabilities affecting cash flows
                 from operating activities:
                     (Increase) decrease in:
                        Inventories                                                           422,061         25,200        624,477
                        Prepaid expenses and other current assets                             (48,411)       273,587       (244,182)
                        Refundable income taxes                                                  --            9,136        248,093
                        Other assets                                                          (22,163)        25,589          4,997
                     Increase (decrease) in:
                        Accounts payable                                                      642,805      1,268,831     (4,027,492)
                        Accrued liabilities                                                  (133,335)      (147,049)      (420,893)
                        Long-term obligations                                                    --             --          (61,022)
                        Liabilities subject to compromise                                        --       (1,854,514)     5,671,434
             Changes due to reorganization activities:
                 Loss on abandonment of leasehold improvements                                   --             --          296,509

                                                                                           ----------     ----------     ----------
                            Net cash (used in) provided by operating
                                activities                                                    569,737     (1,346,737)        21,880
                                                                                           ----------     ----------     ----------

Cash flows from investing activities:
      Purchases of property and equipment                                                    (180,192)       (44,885)      (168,331)
      Proceeds from disposition of land, property and equipment
                                                                                                 --             --          615,243
                                                                                           ----------     ----------     ----------

                            Net cash (used in) provided by investing
                                activities                                                   (180,192)       (44,885)       446,912
                                                                                           ----------     ----------     ----------

Cash flows from financing activities:
      Due to Parent                                                                            52,062        704,813           --
      Capital contribution                                                                       --          350,000           --
      Repayment of long-term obligations                                                     (756,983)      (124,687)       (43,519)
      Dividends paid                                                                          (60,000)          --          (45,000)
                                                                                           ----------     ----------     ----------

                            Net cash provided by (used in) financing
                                activities                                                   (764,921)       930,126        (88,519)
                                                                                           ----------     ----------     ----------

                        PEACHES ENTERTAINMENT CORPORATION

                                                                                               1998          1997           1996
                                                                                               ----          ----           ----
                            Net (decrease) increase in cash and cash
                                equivalents                                                $ (375,376)      (461,496)       380,273

Cash and cash equivalents, beginning of year                                                1,456,070      1,917,566      1,537,293
                                                                                           ----------     ----------     ----------

Cash and cash equivalents, end of year                                                     $1,080,694      1,456,070      1,917,566
                                                                                           ==========     ==========     ==========


Supplemental  disclosures of cash flow information:
     Cash paid (received) during the period for:
         Interest                                                                          $  171,365         88,345        111,451
                                                                                           ==========     ==========     ==========

         Income tax payments (refund), net                                                 $     --             --         (248,093)
                                                                                           ==========     ==========     ==========

Supplemental schedule of non-cash operating and investing activities relating to the reorganization:

            Liabilities subject to compromise, March 30, 1996                                        $5,671,434
                  Less:  Inventory returns for credit                                                 2,073,566
            Cash paid                                                                                 1,854,514
            Extraordinary gain (primarily as a result of lease rejection claims -
                  note 2)                                                                               486,379
                                                                                                     ----------

            Long-term obligation, March 29, 1997                                                     $1,256,975
                                                                                                     ==========

In 1998, the Parent forgave $374,719 of the Due to Parent, which is reflected as a capital contribution in the accompanying financial statements.

See accompanying notes to financial statements.

                        PEACHES ENTERTAINMENT CORPORATION

                          Notes to Financial Statements

                March 28, 1998, March 29, 1997 and March 30, 1996

(1)  Organization and Basis of Presentation

     Peaches Entertainment Corporation (the "Company") is engaged in the business of retailing prerecorded music, video and accessory items, principally in the southeastern United States. The Company is a 93.5 percent-owned subsidiary of URT Industries, Inc. (the "Parent"). The Company operates in a single industry segment, the operation of a chain of retail entertainment stores.

(2)  Confirmation of Amended Plan of Reorganization

     On January 16, 1996 (the "Petition Date"), the Company commenced reorganization proceedings under Chapter 11 of the United States Bankruptcy Code. An amended plan of reorganization was confirmed by the Bankruptcy Court on January 17, 1997 (the "confirmation date"), and became effective February 3, 1997 (the "effective date"), subject to satisfaction of certain conditions which were satisfied February 19, 1997. All trade and non-trade suppliers received 100 percent of their allowed claims which were either paid on the effective date or are reflected in current and long-term obligations in the financial statements, payable primarily over a two year period from the effective date. The mortgage holder will receive 100 percent of the allowed claim, with interest, except the balloon payment was extended from September 1997 to September 2002. Landlords under the leases rejected by the Company in connection with the bankruptcy filing were entitled to 30 percent of the allowed claims with respect to such leases, all of which were paid on the effective date. The Company recorded an extraordinary gain of $486,379 primarily as a result of the settlement of lease rejection claims.

(3)  Liquidity

     Since 1993, the Company has incurred operating losses and has an accumulated deficit balance of approximately $1.9 million at March 28, 1998. In 1996, the Company commenced reorganization proceedings under Chapter 11 and in the last quarter of 1997 the Company's plan of reorganization was confirmed. The Company believes that it has benefited from its reorganization which includes the termination of the leases associated with the six unprofitable stores which were closed during 1996, the closing of the Company's former headquarters and warehouses, and the termination of other unprofitable business arrangements.

     Additionally, the Company's primary suppliers have taken steps to help protect the retail marketplace from certain low cost retailers of music. These steps have included not disbursing cooperative advertising funds to retailers which engage in low cost selling practices in violation of the minimum advertised pricing policies of such suppliers. Management believes that such initiatives, in combination with the other factors mentioned immediately above, have helped the Company to restore itself to a more competitive position. Other factors which have had a positive effect on the Company's performance are the increase in gross profit percentage and reduction of expenses. The Company's ability to achieve substained profitable operations is dependent on continuing to obtain products at competitive prices, restructuring operations to minimize cash expenditures and successfully competing with larger retailers who have greater capital resources than the Company. Management believes that cash flow from operations or additional financing available from other sources will be sufficient to fund operations during the next fiscal year. There is no assurance that such events will occur or such financing will be available.

                                                                     (Continued)

                        PEACHES ENTERTAINMENT CORPORATION

                          Notes to Financial Statements

(4)  Summary of Significant Accounting Policies

     (a)  Fiscal Year

          The Company's fiscal year consists of 52 or 53 weeks ending on the Saturday closest to the end of March. The fiscal years ended March 28, 1998, March 29, 1997 and March 30, 1996 consisted of 52 weeks, respectively.

     (b)  Cash Equivalents

          The Company considers highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Cash equivalents totaled approximately $399,000 and $-0- at March 28, 1998 and March 29, 1997, respectively. The carrying amount approximates fair value because of the short-term maturity of these investments. The fair values are estimated based on quoted market prices for these or similar instruments.

     (c)  Inventories

          Inventories, comprised of compact discs, cassettes, digital video disks, videos and accessories, are stated at the lower of cost (principally average) including freight in, or market.

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

                                                                     (Continued)

                        PEACHES ENTERTAINMENT CORPORATION

                          Notes to Financial Statements

     (f)  Store Closing Costs

          Store closing costs are recorded in the period the Company decides to close the store. Such costs include the book value of abandoned leasehold improvements, provision for the present value of future lease obligations, less estimated sub-rental income as well as other costs incident to the store closing.

     (g)  Reorganization Costs

          Reorganization costs include: (a) professional fees relating to legal, accounting and consulting services provided in connection with the Chapter 11 proceedings and (b) costs and expenses associated with the closing of locations.

     (h)  Use of Estimates by Management

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

     (i)  Impairment of Long-Lived  Assets and Long-Lived  Assets to Be Disposed
          Of

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

     (j)  Reclassifications

          Certain amounts in the 1997 and 1996 financial statements have been reclassified to conform with the 1998 presentation.

(5)  Earnings Per Share

     In December 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("Statement 128"), which establishes new standards for computing and presenting earnings per share ("EPS"). Earnings per share for all prior periods have been restated to reflect the provisions of this statement.

                                                                     (Continued)

                        PEACHES ENTERTAINMENT CORPORATION

                          Notes to Financial Statements

     Basic and diluted earnings per share have been computed by dividing net loss, less preferred dividends by the weighted average number of shares outstanding during the period. Convertible Series A Preferred Stock outstanding were not included in the computation of diluted earnings per share for the year ended March 30, 1996 as the inclusion would be antidilutive. In March 1997, the convertible feature was eliminated.

     Basic and diluted earnings per share were calculated as follows:

                                          March 28,     March 29,     March 30,
                                            1998          1997          1996
                                        -----------   -----------   -----------

     Basic and diluted:
           Net loss less preferred
               dividends                $  (528,209)  $  (865,313)  $(2,461,051)
                                        ===========   ===========   ===========

           Weighted average shares       39,781,270    20,055,243    19,781,270
                                        ===========   ===========   ===========

     Net loss per share                 $      (.01)  $      (.04)  $      (.12)
                                        ===========   ===========   ===========

(6)  Property and Equipment, Net

     Property and equipment consist of the following at March 28, 1998 and March 29, 1997:

                                                          1998           1997
                                                          ----           ----

     Land                                             $  395,570        395,570
     Building                                            538,093        538,093
     Leasehold improvements                            1,456,260      1,732,924
     Furniture and equipment                             677,333      1,029,642
     Building under capitalized lease                    206,964        206,964
                                                      ----------     ----------
                                                       3,274,220      3,903,193
     Less accumulated depreciation and amortization   (1,924,488)    (2,463,462)
                                                      ----------     ----------

                                                      $1,349,732      1,439,731
                                                      ==========     ==========

                                                                     (Continued)

                        PEACHES ENTERTAINMENT CORPORATION

                          Notes to Financial Statements

(7)  Long-term Obligations

     Long-term obligations consist of the following at March 28, 1998 and March 29, 1997:

                                                                                   1998                1997
                                                                                   ----                ----
     Capital lease obligation,  due in monthly  installments of $3,382,
           including interest at 17.5%; final payment due March 2005           $  163,178           $  174,139

     Mortgage payable,  due in equal  installments of $2,981 per month, plus  interest  at prime  plus 0.5%;  collateralized  by the mortgaged property with depreciated cost of $785,140; final
           balloon payment of $245,700 due September 2002 (note 2)                406,688              442,462

     Settlement agreement with  former officer, due in monthly
           installments of $5,699, final payment due January 2000                 125,465              193,853

     Promissory notes, due in installments of $26,744 for 21 months and one payment of $347,675 (due February 1999), plus interest
           at prime; collateralized by inventory (note 2)                         615,115            1,256,975
                                                                               ----------           ----------

                                                                                1,310,446            2,067,429

Less current portion                                                              732,319              730,239
                                                                               ----------           ----------

                                                                               $  578,127           $1,337,190
                                                                               ==========           ==========

     The capital lease pertains to the building portion of property owned by one director and one former director. The rent expense on the land portion of this lease was $113,000 for 1998, 1997 and 1996.

     The following represents future minimum lease payments under the capital lease obligation:

                      Fiscal year                           Amount
                      -----------                           ------

                          1999                            $  40,600
                          2000                               40,600
                          2001                               40,600
                          2002                               40,600
                          2003                               40,600
                       Thereafter                            80,960
                                                          ---------
     Total minimum lease payments                           283,960

     Less amount representing interest                     (120,782)
                                                          ---------

     Present value of minimum lease payments              $ 163,178
                                                          =========


                                                                     (Continued)

                        PEACHES ENTERTAINMENT CORPORATION

                          Notes to Financial Statements

     Maturities   of  long-term   obligations,   excluding   the  capital  lease
     obligation, to maturity, are as follows:

                      Fiscal year                           Amount
                      -----------                           ------
                          1999                           $  719,278
                          2000                               92,853
                          2001                               35,775
                          2002                               35,775
                          2003                              263,587
                       Thereafter                              -
                                                         ----------
                                                         $1,147,268
                                                         ==========

     The Company has a standby letter of credit of $75,600 available to a landlord that was not drawn upon as of March 28, 1998. The standby letter of credit is fully collateralized by a certificate of deposit, which is included in other assets. In addition, the Company has an irrevocable letter of credit of $150,000 that was not drawn upon as of March 28, 1998.

(8)  Accrued Liabilities

     Accrued liabilities consist of the following at March 28, 1998 and March 29, 1997:

                                                           1998           1997
                                                           ----           ----

     Gift certificate and credit slip liability          $155,873       $184,884
     Payroll and related benefits                         102,244         99,701
     Sales and real estate taxes payable                  141,446        188,087
     Accrued overhead expenses                            259,017        267,002
     Other                                                164,090        216,331
                                                         --------       --------

                                                         $822,670       $956,005
                                                         ========       ========

(9)  Due to Parent

     In order for the Company to be able to effect the plan of reorganization, the Parent, in exchange for the issuance to it of 20 million shares of the Company's authorized common stock (including 218,730 treasury shares), contributed $350,000 to the capital of the Company, waived an aggregate of $75,000 of dividends payable by the Company to the Parent, guaranteed, subject to the terms of the Plan, the approximately $1,284,000 which is due the principal suppliers in accordance with the foregoing, and loaned $700,000 to the Company. The loan will be repaid to the Parent with interest at prime over a period of four years beginning on the third anniversary of the effective date and is subordinate to the amounts owed to principal suppliers and is secured by inventory and all the assets of the Company. In 1998, the Parent forgave $350,000 of principal and $24,719 of accrued interest. The forgiveness has been accounted for as an additional capital contribution by the Parent at March 28, 1998.

                                                                     (Continued)

                        PEACHES ENTERTAINMENT CORPORATION

                          Notes to Financial Statements

(10) Commitments and Contingencies

     (a)  Leases

          The Company is a lessee under  various  operating  leases,  several of which provide for percentage rent. An insignificant amount of percentage rent was incurred in each of the years in the three-year period ended March 28, 1998. Most of the leases contain renewal options.

          The aggregate minimum rental commitments under all noncancelable operating leases at March 28, 1998 are as follows:

                       Fiscal year                      Amount
                       -----------                      ------
                          1999                        $1,316,310
                          2000                           951,002
                          2001                           865,404
                          2002                           707,852
                          2003                           715,277
                       Thereafter                      2,797,822
                                                      ----------
                                                      $7,353,667
                                                      ==========

          Rental expense under noncancelable operating leases, included in selling, general and administrative expenses in the accompanying statements of operations amounted to $1,160,000, $1,217,000 and $1,853,000, respectively, for each of the years in the three-year period ended March 28, 1998.

          Rental expense on stores owned by two directors and/or their relatives was $131,250, $131,250 and $215,417, respectively, for each of the years in the three-year period ended March 28, 1998.

          In January 1998, the Company entered into a lease agreement for the operation of a new store in Orlando, Florida. This will be the Company's fourth store in the Orlando area. This store is expected to open during the first quarter of the next fiscal year.

     (b)  Legal Matters

          The Company is a party to various other claims, legal actions and complaints arising in the ordinary course of its business. In the opinion of management, all such matters are without merit or involve such amounts that an unfavorable disposition will not have a material impact on the financial position or results of operations of the Company.

     (c)  Employment Agreement

          On March 18, 1996, the United States Bankruptcy Court Southern District of Florida approved the settlement of an employment agreement with a former officer. The Company is to pay an amount of $273,550 over a period of four years (note 7). Under the original terms of employmenet, the officer would have been entitled to in excess of $870,000 in aggregate.

     (d)  Management Agreement

          On March 29, 1993, as amended, the Company entered into a management and intercorporate agreement (the "Management Agreement") with the Parent whereby the Company was required to pay the Parent an annual fee; the Parent was required to provide the Company with the services of the person who is the president and chairman;

                                                                     (Continued)

                        PEACHES ENTERTAINMENT CORPORATION

                          Notes to Financial Statements

          the Parent was required to pay the Company for certain accounting and administrative services performed by the Company; and so long as the Parent and the Company filed consolidated income tax returns, their respective liabilities for such taxes would be equitably apportioned as provided in such agreement. Effective as of the close of business on December 31, 1995, the Management Agreement was terminated and replaced with three new agreements which became effective January 1, 1996 through March 31, 2000. In lieu of paying a management fee to the Parent, the three new agreements require payment to the Parent's president and chairman as long as he continues to provide services similar to those performed under the original Management Agreement.

(11) Shareholders' Equity

     For each of the years in the three-year period ended March 28, 1998, the Company had 2,500 shares of $100 par, 11 percent, Series A Cumulative Preferred Stock and 2,500 shares of $100 par, 13 percent, Series B Cumulative Preferred Stock authorized, issued and outstanding. The Parent is the owner of all outstanding shares of Preferred Stock. In connection with the reorganization, the Parent agreed to waive dividends in its shares for the period beginning January 1, 1996 and ending March 29, 1997. The Company can issue up to 50,000 shares of preferred stock, and the directors have the authority to issue such shares in one or more additional series. Each share of Series A and Series B Cumulative Preferred Stock is entitled to one vote and has the same voting powers as the common stock, except that all matters on which the vote of shareholders is required must, in order to be approved, receive the requisite vote of either (i) both the Series A and Series B, voting as separate classes or (ii) the common stock and either the Series A or Series B, voting as separate classes. The shares of Series A stock may be convertible into shares of the Company's common stock upon the holders' compliance with certain surrender and notice provisions. In March 1997, the conversion feature was eliminated. The liquidating value for both the Series A and Series B shares is par value plus all accrued and unpaid dividends.

(12) Income Taxes

     The provision for income taxes consists of:

                                   1998             1997           1996
                                   ----             ----           ----
          Current:
                Federal            $ --             $ --             --
                State                --               --             --
                                   ----             ----           ----
                                     --               --             --
          Deferred:
                Federal              --               --             --
                State                --               --             --
                                   ----             ----           ----
                                     --               --             --
                                   ----             ----           ----
                                   $ --             $ --             --
                                   ====             ====           ====


                                                                     (Continued)

                        PEACHES ENTERTAINMENT CORPORATION

                          Notes to Financial Statements

     Reasons for differences between income tax provision and the amount computed by applying the statutory federal income tax rate of 34 percent to pretax loss were:

                                                                                  1998             1997            1996
                                                                                  ----             ----            ----
     Income tax benefit at applicable statutory tax rate of loss before
           income taxes                                                        $(159,000)        (294,000)        (821,000)
     Add:
           State income tax benefit, net of federal benefit                      (16,000)         (31,000)         (81,000)
           Change in valuation allowance                                         126,000          185,000          852,000
           Capitalized reorganization expenses and other permanent
              differences                                                           --             50,000             --
           Adjustments to net operating loss and other deferred tax
              assets                                                              23,000           76,000             --
           Other                                                                  26,000           14,000           50,000
                                                                               ---------         --------         --------

     Income tax provision for the year                                         $    --               --               --
                                                                               =========         ========         ========

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at March 28, 1998 and March 29, 1997 are presented below.

     Deferred tax assets:                                  1998          1997
                                                           ----          ----
     Inventories, principally due to additional costs
        capitalized for tax purposes                   $   80,000    $  106,000
     Property and equipment, net, principally due to
        differences in depreciation                       233,000       221,000
     Accrued rent, principally due to accrual for
        financial reporting purposes                       23,000        58,000
     NOL carryforward                                   1,608,000     1,409,000
     Accrued expenses                                      46,000        72,000
     Other                                                 37,000        35,000
                                                       ----------    ----------

                Total gross deferred tax assets         2,027,000     1,901,000

     Less valuation allowance                          (2,027,000)   (1,901,000)
                                                       ----------    ----------

                Net deferred tax assets                $     --      $     --
                                                       ==========    ==========

     At March 28, 1998, the Company has a net operating loss carryforward for federal income tax purposes of approximately $5,233,000 which is available to offset future federal taxable income, if any, through 2013.

     A valuation allowance is provided to reduce deferred tax assets to a level which, more likely than not, will be realized. The net deferred assets reflect management's estimate of the amount which will be realized from future profitability which can be predicted with reasonable certainty. The valuation allowance for deferred tax assets as of March 28, 1998 and March 29, 1997 was $2,027,000 and $1,901,000, respectively. The net change in the total valuation allowance for the years ended March 28, 1998 and March 29, 1997 was an increase of approximately $126,000 and $185,000, respectively.


                                                                     (Continued)

                        PEACHES ENTERTAINMENT CORPORATION

                          Notes to Financial Statements

(13) Fair Value of Financial Instruments

     The fair value of the Company's long-term debt and due to Parent is estimated by discounting the future cash flows for each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities, which approximates the carrying value.

(14) Business and Credit Concentrations

     The retail sale of prerecorded music and video products is highly competitive. The Company's share of the retail market in the Southeastern United States is not significant. The number of stores and types of competitors faced by the Company's stores increased significantly, including non-mall discount stores, consumer electronics superstores and other mall based music, video and book specialty retailers expanding into non-mall multimedia superstores of their own. The Company's stores operate in a retail environment in which many factors that are difficult to predict and outside the Company's control can have a significant impact on store and Company sales and profits. These factors include the timing and strength of new product offerings and technology, pricing strategies of competitors, openings and closings of competitors' stores, the Company's ability to continue to receive adequate product from its vendors on acceptable credit terms, effects of weather and overall economic conditions, including inflation, consumer confidence, spending habits and disposable income.

     The Company purchased approximately 74 percent and 76 percent of its merchandise from seven principal suppliers during the fiscal year ended March 28, 1998 and March 29, 1997, respectively. Purchases from given suppliers are, to a great extent, determined by which of them are manufacturing or distributing the most popular prerecorded music products at a given time, as well as the credit and other terms on which such suppliers are willing to sell to the Company. The Company is not obligated to purchase merchandise from any supplier. However, loss of one of the Company's principal suppliers may have a material adverse effect on the Company's results of operations and financial position.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     As of the date of this filing, the directors and executive officers of PEC are:

   Name                            Position                                  Age
   ----                            --------                                  ---

Allan Wolk          Chairman of the Board,
                      President (Chief Executive
                      Officer) and Director                                   60

Brian Wolk          Executive Vice-President, Chief Legal                     32
                      Officer and Director

Jason Wolk          Executive Vice-President, Chief Financial Officer
                      (Principal Financial and Accounting Officer),
                      Treasurer and Director                                  30

     Allan Wolk has been the Chief Executive Officer and a director of PEC since its formation in 1982. He has also been the Chief Executive Officer of URT since its formation. He has been engaged in the prerecorded music business for more than 40 years, principally in the rack merchandising and retail segments thereof.

     Brian Wolk, an attorney, has been employed by PEC in various capacities and at various times since 1982 and has been employed by it, full time, since 1992. He is a son of Allan Wolk. He has been a director of PEC and URT since 1994 and a vice-president of both companies since June, 1995. He was appointed Executive Vice-President and Chief Legal Officer of both companies in March, 1996.

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


Item 11. EXECUTIVE COMPENSATION

     The following table sets forth compensation paid or accrued by PEC for services rendered in all capacities to it during the 1998 fiscal year and the two prior fiscal years to (i) PEC's chief executive officer ("CEO") and (ii) each of the other most highly compensated executive officers of PEC whose cash compensation exceeded $100,000 and who served as executive officers during the 1998 fiscal year:

Summary Compensation Table

                              Annual Compensation                                         Long Term Compensation
                              -------------------                                         ----------------------
                                                                                    Awards                  Payouts
                                                                                    ------                  -------

                                                                                                            Long
                                                                                            Options/        Term
                                                             Other                           Stock          Incen.        All
                                                             Annual         Restricted        App.          Plan          Other
Name and            Fiscal     Salary            Bonus       Compensa-         stock         Rights         Pay-outs      Compensa-
position             Year      ($)               ($)         tion($)        award(s)($)        (#)          ($)           tion($)
--------            ------     ------            ---         -------        -----------        ---          --------      ----------

Allan Wolk,          1998      375,000(1)         -0-          -0-              -0-            -0-          -0-              -0-
  Chairman,          1997      491,667(1)         -0-          -0-              -0-            -0-          -0-              -0-
  Pres. & CEO        1996      125,000(1)         -0-          -0-              -0-            -0-          -0-           308,222(2)

----------

(1) Mr. Wolk is employed and compensated under an employment agreement with URT which continues in effect until March 31, 2000. PEC receives the services of Mr. Wolk under the management agreements described above. Pursuant to such agreements, PEC is required to pay a salary to Mr. Wolk, and the amount so paid by PEC to Mr. Wolk is credited against the amount payable by URT to Mr. Wolk pursuant to the employment agreement between them (See "BUSINESS-- Management Agreements Between URT and PEC"). The salary paid by PEC to Mr. Wolk during the 1996 fiscal year was in addition to certain amounts paid by PEC to URT during such year as a management fee with respect to the services of Mr. Wolk under agreements that had been in effect until January 1, 1996.

(2) Such amount represents a one-time distribution to Mr. Wolk as a result of the termination, effective May 12, 1995, of the PEC defined benefit plan and trust.


Employment Contracts

     There are no employment contracts or severance agreements in place between PEC and any of its executive officers. However, pursuant to the arrangements described above, PEC is entitled to the services of Allan Wolk, its Chairman, President and Chief Executive Officer, through March 31, 2000, and PEC is obligated to pay a salary to him (See "BUSINESS--Management Agreements Between URT and PEC").

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


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of June 1, 1998, URT owns 37,781,270 shares of PEC common stock, constituting approximately 94% of the issued and outstanding shares of such common stock, and all of PEC's issued and outstanding shares of Series A and Series B preferred stock. All of such shares of PEC stock are owned directly with voting and investment power.

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

     The following table contains information concerning the number of shares of each class of URT's common stock which was owned by each person who, as of June 1, 1998, owned, beneficially, more than 5% thereof, and the number of shares of each class of such stock owned beneficially, directly or indirectly, by each executive officer and director and by all directors and executive officers as a group on such date:

                                                             Amount & Nature
                                                             of Beneficial                  Percent
Title of Class                    Name                          Ownership                   of Class
--------------                    ----                          ---------                   --------

                               Executive Officers
                                  and Directors
                               ------------------

Class A Common
Stock, par value
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


                                      Other
                                      -----

                                  Scorpio Music, Inc.
                                  P. O. Box A
                                  Trenton, N.J. 08691          1,195,550(4)                  11.0%


                        Executive Officers and Directors
                        --------------------------------

Class B Common
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

     Because of the profitability of the above-referenced Fort Lauderdale and Orlando stores, the leases for such two stores were among the leases which PEC elected to assume during its Chapter 11 proceeding with the approval of the Bankruptcy Court.

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

     In order to enable PEC to effect its Plan of Reorganization, URT, in exchange for the issuance to it of 20,000,000 shares of PEC's authorized common stock (including 218,730 treasury shares), took the following steps: contributed $350,000 to the capital of PEC; waived an aggregate of $75,000 of dividends payable by PEC to URT with respect to the period running from January 1, 1996 to March 31, 1997; loaned $700,000 to PEC; and agreed that, subject to the terms of the Plan of Reorganization, it would guarantee the approximately $1,284,000 then payable to PEC's principal suppliers after the Effective Date pursuant to the arrangements described in "LEGAL PROCEEDINGS" above. In order to facilitate the issuance of such shares to URT, URT also waived its right to convert to common stock the Series A preferred stock of PEC which is owned by URT. The loan from URT (as modified in the manner described below) is required to be paid back by PEC with interest at the prime rate charged by Chase Manhattan Bank, N.A. over a period of four years beginning on the third anniversary of the Effective Date. The debt so owed by PEC to URT is subordinate to the amounts owed to PEC's principal suppliers, and is secured by a second mortgage on PEC's Mobile, Alabama property.

     On or about November 29, 1997, URT, in order to further strengthen PEC's financial condition, agreed to forgive repayment of one-half of the $700,000 which was loaned by URT to PEC, together with the interest then accrued on the $350,000 so forgiven. The remaining $350,000 of the indebtedness is required to be repaid by PEC to URT in accordance with the terms of the original loan documents described above.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of this report.

                                                                            Page
                                                                            ----

          1.   Financial Statements

               Table of Contents                                              15

               Independent Auditors' Report                                   16

               Peaches Entertainment Corporation
               Financial Statements:

                  Balance sheets as of March 28,
                  1998 and March 29, 1997                                     17

                  Statements of operations for each of
                  the years in the three year period
                  ended March 28, 1998                                        18

                  Statements of shareholders' equity for each of the
                  years in the three year period ended March 28, 1998         19

                  Statements of cash flows for each of the years in
                  the three year period ended March 28, 1998                  21

                  Notes to financial statements                               23

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

10.75 Letter agreement dated March 17, 1997 between URT and PEC pertaining to salary of Allan Wolk, incorporated by reference to Exhibit 10(zzzz) to URT's 10- K Annual Report dated July 13, 1998.

10.76 Loan Forgiveness Agreement dated November 29, 1997 between URT and PEC, incorporated by reference to Exhibit 10.2 to URT's 10-K Annual Report dated July 13, 1998.

10.77 Letter agreement dated May 26, 1998 between URT and PEC pertaining to salary of Allan Wolk, incorporated by reference to Exhibit 10.3 to URT's 10-K Annual Report dated July 13, 1998.

27     Financial Data Schedule

       (b)    Reports on Form 8-K.


       The Company filed a report on Form 8-K on or about February 10, 1998 for the purpose of reporting a filing delay with respect to a Report on Form 10-Q which has since been filed.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               PEACHES ENTERTAINMENT CORPORATION

                                               By: /s/ Allan Wolk
                                                   -----------------------------
                                                   Allan Wolk,
                                                   Chairmain of the Board

Dated: July 13, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                Title                                                Date

By:    /s/ Allan Wolk                                            July 13, 1998
       --------------------------------
       Allan Wolk,
       Chairman of the Board ,
       President (Principal
       Executive Officer) and Director


By:    /s/ Brian Wolk                                            July 13, 1998
       --------------------------------
       Brian Wolk, Executive
       Vice President, Chief Legal
       Officer and Director

By:    /s/ Jason Wolk                                            July 13, 1998
       --------------------------------
       Jason Wolk, Executive
       Vice President, Chief Financial
       Officer (Principal Financial and
       Accounting Officer), Treasurer
       Secretary and Director