Form 10-Q
period 1998-06-27
PEACHES ENTERTAINMENT CORP
filed 1998-09-18
CIK 709197

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended June 27, 1998                      Commission File No. 0-12375


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

At June 27, 1998, there were outstanding:

39,781,270 shares of common stock

                        PEACHES ENTERTAINMENT CORPORATION

                                      Index


PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

            Condensed Balance Sheets-June 27, 1998 (Unaudited)
              and March 28, 1998                                               3

            Condensed  Statements of Operations and Retained
              Deficit-Three Months Ended June 27, 1998 and
              June 28, 1997 (Unaudited)                                        4

            Condensed Statements of Cash Flows-Three Months
              Ended June 27, 1998 and June 28, 1997 (Unaudited)                5

             Notes to Condensed Financial Statements                           6

  Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations                      8

PART II. OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                                   11

SIGNATURES                                                                    12

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                        PEACHES ENTERTAINMENT CORPORATION

                            Condensed Balance Sheets

                        June 27, 1998 and March 28, 1998

                                     Assets
                                                               June 27,       March 28,
                                                                 1998           1998
                                                             -----------    -----------
                                                             (unaudited)
Current assets:
   Cash and cash equivalents                                 $   607,096      1,080,694
   Inventories                                                 2,535,148      2,433,433
   Prepaid expenses and other current assets                     205,753        308,419
                                                             -----------    -----------

         Total current assets                                  3,347,997      3,822,546

Property and equipment, net                                    1,431,922      1,349,732
Other assets                                                     186,031        180,925
                                                             -----------    -----------

                                                             $ 4,965,950      5,353,203
                                                             ===========    ===========

                      Liabilities and Shareholders' Equity

Current liabilities:
   Current portion of long-term obligations                      652,665        732,319
   Accounts payable                                            2,058,160      2,014,674
   Accrued liabilities                                           729,775        822,670
                                                             -----------    -----------

         Total current liabilities                             3,440,600      3,569,663

Long-term obligations                                            548,457        578,127
Due to Parent                                                    389,594        382,156
Deferred rent                                                     63,988         62,834
                                                             -----------    -----------

         Total liabilities                                     4,442,639      4,592,780
                                                             -----------    -----------

Shareholders' equity:
   Preferred stock, $100 par value; 50,000 shares
      authorized; 5,000 shares issued and outstanding            500,000        500,000
   Common stock, $.01 par value; 40,000,000 shares
      authorized; 39,781,270 shares issued                       397,813        397,813
   Additional paid-in capital                                  1,734,190      1,749,190
   Retained deficit                                           (2,108,692)    (1,886,580)
                                                             -----------    -----------

         Total shareholders' equity                              523,311        760,423

Commitments and contingencies
                                                             -----------    -----------
                                                             $ 4,965,950      5,353,203
                                                             ===========    ===========

See accompanying notes to condensed financial statements.

                        PEACHES ENTERTAINMENT CORPORATION

             Condensed Statements of Operations and Retained Deficit

                      Three months ended June 27, 1998 and
                            June 28, 1997 (Unaudited)


                                                       June 27,       June 28,
                                                         1998           1997
                                                     -----------    -----------
                                                                     (Unaudited)

Net sales                                            $ 3,869,760      4,124,351
                                                     -----------    -----------

Costs and expenses:
   Cost of sales                                       2,318,804      2,553,090
   Selling, general and administrative expenses        1,682,525      1,628,010
   Depreciation and amortization                          57,961         65,700
                                                     -----------    -----------

                                                       4,059,290      4,246,800
                                                     -----------    -----------

         Loss from operations                           (189,530)      (122,449)
                                                     -----------    -----------

Other (expense) income:
   Interest expense                                      (37,254)       (60,651)
   Interest income                                         4,672          2,543
                                                     -----------    -----------

                                                         (32,582)       (58,108)
                                                     -----------    -----------

         Loss before reorganization costs               (222,112)      (180,557)

Reorganization costs:
   Professional fees                                           -        (44,000)
                                                     -----------    -----------
         Net loss                                       (222,112)      (224,557)

Retained deficit, beginning of period                 (1,886,580)    (1,399,670)
                                                     -----------    -----------

Retained deficit, end of period                      $(2,108,692)    (1,624,227)
                                                     ===========    ===========

Basic and diluted loss per common share              $      (.01)          (.01)
                                                     ===========    ===========


See accompanying notes to condensed financial statements.

                        PEACHES ENTERTAINMENT CORPORATION
                       Condensed Statements of Cash Flows

               Three months ended June 27, 1998 and June 28, 1997
                                   (Unaudited)


                                                                 June 27,       June 28,
                                                                   1998           1997
                                                               -----------    -----------
Cash flows from operating activities:
   Net loss                                                    $  (222,112)      (224,557)
                                                               -----------    -----------
   Adjustments to reconcile net loss to net cash used in
      operating activities:
      Depreciation and amortization                                 57,961         65,700
      Deferred rent                                                  1,154        (11,238)
      Changes in assets and liabilities affecting cash flows
         from operating activities:
            (Increase) decrease in:
               Inventories                                        (101,715)       (48,530)
               Prepaid expenses and other current assets           102,666        124,650
               Other assets                                         (5,106)          (484)
            Increase (decrease) in:
               Accounts payable                                     43,486        247,919
               Accrued liabilities                                 (92,895)      (223,157)
                                                               -----------    -----------

         Net cash used in operating activities                    (216,561)       (69,697)
                                                               -----------    -----------

Cash flows from investing activities:
   Purchase of property and equipment                             (140,151)       (21,254)
                                                               -----------    -----------

         Net cash used in investing activities                    (140,151)       (21,254)
                                                               -----------    -----------

Cash flows from financing activities:
   Repayment of long-term obligations                             (109,324)      (108,837)
   Dividends paid                                                  (15,000)       (15,000)
   Due to Parent                                                     7,438         14,874
                                                               -----------    -----------

         Net cash used in financing activities                    (116,886)      (108,963)
                                                               -----------    -----------

         Net decrease in cash and cash equivalents                (473,598)      (199,914)

Cash and cash equivalents, beginning of period                   1,080,694      1,456,070
                                                               -----------    -----------

Cash and cash equivalents, end of period                       $   607,096      1,256,156
                                                               ===========    ===========

Supplemental disclosures of cash flow information:
   Cash paid during the period for interest                    $    10,218         19,633
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

     It is suggested that the accompanying unaudited condensed financial statements be read in conjunction with the financial statements and notes included in the Peaches Entertainment Corporation (the "Company") annual report on Form 10-K for the year ended March 28, 1998.

     As of June 27, 1998, the Company was a 93.5 percent-owned subsidiary of URT Industries, Inc. (the "Parent").

     The results of operations for the three months ended June 27, 1998, are not necessarily indicative of the operating results to be expected for the year ending April 3, 1999. The Company's business is seasonal in nature, with the highest sales and earnings historically occurring in the third quarter of its fiscal year, which includes the holiday selling season.

     Inventories, which consist of compact discs, tapes and accessories, are stated at the lower of cost (principally average) or market.

     Certain reclassifications have been made to the (unaudited) June 28, 1997 quarterly financial information to conform to the presentation used in the (unaudited) June 27, 1998 financial information.

(2)  Earnings Per Share

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



                                                                     (Continued)
                                     - 6 -

                        PEACHES ENTERTAINMENT CORPORATION

                     Notes to Condensed Financial Statements

     Basic and diluted loss per share were calculated as follows:

                                                            Three months
                                                               ended
                                                       June 27,       June 28,
                                                         1998           1997
                                                     -----------    -----------

Basic and diluted:
   Net income (loss) less preferred dividends        $  (237,112)      (239,557)
                                                     ===========    ===========

   Weighted average shares                            39,781,270     39,781,270
                                                     ===========    ===========

Basic and diluted loss per share                            (.01)          (.01)
                                                     ===========    ===========

(3)  Income Taxes

     The Company follows Statement of Financial Accounting Standard ("SFAS") No. 109, Accounting for Income Taxes. The Company files a consolidated tax return with its Parent. Any applicable tax charge or credits are allocated on a separate return basis. For the three month period ended June 27, 1998, there was no (benefit) provision for income taxes as the Company has excess net operating loss carryforwards for federal income tax purposes.

(4)  New Accounting Pronouncements

     In June 1997, the FASB issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("Statement 130"). Statement 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements and is effective for fiscal years beginning after December 31, 1997. The adoption of Statement 130 did not have a material impact on the Company's financial position, results of operations or cash flows.

     In 1997, the FASB issued Statement of Financial Accounting Standard No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("Statement 131"). Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that these enterprises report selected information about operating segments in interim financial reports to shareholders. Statement 131 is effective for financial statements for the periods beginning after December 15, 1997. The adoption of Statement 131 will not have an effect on the Company because it operates in a single segment.


                                                                     (Continued)
                                     - 7 -

                        PEACHES ENTERTAINMENT CORPORATION

Item 2. Management's Discussions and Analysis of Financial Condition and Results of Operations for the Three Months Ended June 27, 1998, Compared to the Three Months ended June 28, 1997.

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

                              RESULTS OF OPERATIONS

Sales. Net sales for the three months ended June 27, 1998 decreased by approximately 6 percent compared to the three months ended June 28, 1997. Such decrease is attributed to a 4 percent decrease in comparable store sales, and a
2.2 percent decrease due to a store that closed in the third quarter of 1998 fiscal year offset by the new store which opened late in the first quarter of 1999 fiscal year.

Cost of Sales. The cost of sales for the first quarter of 1999 fiscal year was lower than that of the first quarter of 1998 fiscal year due principally to a decrease in net sales. Cost of sales as a percentage of net sales has decreased from 61.9 percent in the first quarter of 1998 fiscal year to 59.9 percent in the first quarter in 1999 fiscal year primarily due to an increase in certain retail selling prices and increases in purchase discounts.

Selling, General and Administrative. Selling, general and administrative (SG&A) expenses, including depreciation, in the first quarter of 1999 fiscal year increased by 2.8 percent compared to the first quarter of 1998 fiscal year. Such increase is primarily attributable to the opening of the Company's new store offset by the closing of one underperforming store in the third quarter of 1998 fiscal year as well as being offset by a 1.4 percent decrease in comparable store expenses. SG&A expenses as a percentage of net sales increased from 41 percent in the first quarter of 1998 fiscal year to 45 percent in 1999 fiscal year first quarter due to the fact that there were expenses incurred throughout the Company's first quarter of 1999 fiscal year relating to the new store, although the new store did not open until late in the Company's first quarter of 1999 fiscal year.

Net Loss. The Company incurred a net loss of approximately $222,000 in the first quarter of 1999 fiscal year versus a net loss of approximately $225,000 in the first quarter of 1998 fiscal year. Out of the above set forth figure with respect to the first quarter of the 1999 fiscal year, costs associated with the opening of the new location in Orlando resulted in a loss of approximately $127,000.



                                                                     (Continued)
                                     - 8 -

                        PEACHES ENTERTAINMENT CORPORATION

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources. Cash generated from operations and cash equivalents are the Company's primary source of liquidity. Management anticipates that the cash generated from operations, cash equivalents on hand and financing will provide sufficient liquidity to maintain adequate working capital for operations. Management used funds generated from operations as well as funds to be received from its landlord for the building of the new store which opened in May 1998. Management anticipates that it would use funds generated from operations as well as possible financing, for the opening of any new stores, which it may plan to open this fiscal year. For a discussion of uncertainties affecting the Company's liquidity and capital resources, see note 3 to the financial statements on form 10-K for the year ended March 28, 1998.

Long-Term Obligations. At June 27, 1998, the Company had long-term obligations of $548,457. Management anticipates that its ability to repay its long-term obligations will be satisfied primarily through funds generated from its operations.

OTHER MATTERS

Impact of Inflation. Although the Company cannot accurately determine the precise effect of inflation on its operations, management does not believe inflation has had a material effect on the results of operations in the last three fiscal years. When the cost of merchandise items has increased, the Company has been able to pass the increase on to its customers.

Seasonality. The Company's business is seasonal in nature, with the highest sales and earnings historically occurring in the third fiscal quarter, which includes the Christmas selling season.

Year 2000 Compliance. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have data-sensitive software may recognize a date using "00" as year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations. The Company has assessed that it will be required to upgrade portions of its software which was originally purchased from outside vendors, so that its computer systems will properly utilize dates beyond December 31, 1999. These upgrades are currently available, and the Company believes that the cost of these upgrades will not have a material impact on the ongoing results of operations or financial position of the Company. However, the Company could be adversely impacted if year 2000 modifications are not properly completed by either the Company, or its suppliers, banks or any other entity with whom the Company conducts business.

New Accounting Policies. In June 1997, the FASB issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("Statement 130'). Statement 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements and is effective for fiscal year beginning after December 31, 1997. The adoption of Statement 130 did not have a material impact on the Company's financial position, results of operations or cash flows.



                                                                     (Continued)
                                     - 9 -

                        PEACHES ENTERTAINMENT CORPORATION

In 1997, the FASB issued Statement of Financial Accounting Standard No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("Statement 131"). Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that these enterprises report selected information about operating segments in interim financial reports to shareholders. Statement 131 is effective for financial statements for the periods beginning after December 15, 1997. The adoption of Statement 131 will not have an effect on the Company because it operates in a single segment.








                                                                     (Continued)
                                     - 10 -

                        PEACHES ENTERTAINMENT CORPORATION

                                OTHER INFORMATION

PART II

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

                    27.0 Financial Data Schedule

          (b)  Reports on Form 8-K

                    None





                                                                     (Continued)
                                     - 11 -

                        PEACHES ENTERTAINMENT CORPORATION


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    PEACHES ENTERTAINMENT CORPORATION
                                    Registrant


Date:
     -----------------------        -------------------------------------
                                    Allan Wolk, Chairman of the Board, President
                                    (Principal Executive Officer)




Date:
     -----------------------        -------------------------------------
                                    Jason Wolk, Executive Vice President,
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)