Form 10-Q
period 1998-09-26
PEACHES ENTERTAINMENT CORP
filed 1998-11-25
CIK 709197

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended September 26, 1998                Commission File No. 0-12375


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


At November 20, 1998, there were outstanding:


39,781,170 shares of common stock

                        PEACHES ENTERTAINMENT CORPORATION

                                      Index


PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

          Condensed Balance Sheets - September 26, 1998
            (Unaudited) and March 28, 1998                                     3

          Condensed Statements of Operations and
            Retained Deficit - Three Months Ended
            September 26, 1998 and September 27, 1997
            (Unaudited)                                                        4

          Condensed Statements of Operations and
            Retained Deficit - Six Months Ended September
            26, 1998 and September 27, 1997 (Unaudited)                        5

          Condensed Statements of Cash Flows - Six
            Months Ended September 26, 1998 and September
            27, 1997 (Unaudited)                                               6

          Notes to Condensed Financial Statements                              7

     Item 2.  Management's Discussion and Analysis of Financial
       Condition and Results of Operations                                     9

PART II. OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                                12

SIGNATURES                                                                    13

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                        PEACHES ENTERTAINMENT CORPORATION

                            Condensed Balance Sheets

                      September 26, 1998 and March 28, 1998


                                                                 September 26,    March 28,
                                                                     1998           1998
                                                                 -------------   -----------
                                                                  (unaudited)
                                     Assets

Current assets:
    Cash and cash equivalents                                     $   451,890      1,080,694
    Inventories                                                     2,643,727      2,433,433
    Prepaid expenses and other current assets                         235,716        308,419
                                                                  -----------    -----------

       Total current assets                                         3,331,333      3,822,546

Property and equipment, net                                         1,391,511      1,349,732
Other assets                                                          187,726        180,925
                                                                  -----------    -----------

                                                                  $ 4,910,570      5,353,203
                                                                  ===========    ===========

                      Liabilities and Shareholders' Equity

Current liabilities:
    Current portion of long-term obligations                      $   573,038        732,319
    Accounts payable                                                2,093,655      2,014,674
    Accrued liabilities                                               972,639        822,670
                                                                  -----------    -----------

       Total current liabilities                                    3,639,332      3,569,663

Long-term obligations                                                 518,625        578,127
Due to parent                                                         397,031        382,156
Deferred rent                                                          62,950         62,834
                                                                  -----------    -----------

       Total liabilities                                            4,617,938      4,592,780

Shareholders' equity:
    Preferred stock, $100 par value; 50,000 shares authorized;
       5,000 shares issued and outstanding                            500,000        500,000
    Common stock, $.01 par value; 40,000,000 shares authorized;
       39,781,170 shares issued                                       397,813        397,813
    Additional paid-in capital                                      1,719,190      1,749,190
    Retained deficit                                               (2,324,371)    (1,886,580)
                                                                  -----------    -----------

       Total shareholders' equity                                     292,632        760,423
                                                                  -----------    -----------

Commitments and contingencies
                                                                  $ 4,910,570      5,353,203
                                                                  ===========    ===========

See accompanying notes to condensed financial statements.

                        PEACHES ENTERTAINMENT CORPORATION

             Condensed Statements of Operations and Retained Deficit

          Three months ended September 26, 1998 and September 27, 1997
                                   (Unaudited)


                                                   September 26,  September 27,
                                                        1998           1997
                                                   -------------  -------------

Net sales                                           $ 3,924,914      3,808,512
                                                    -----------    -----------

Costs and expenses:
    Cost of sales                                     2,336,793      2,347,920
    Selling, general and administrative expenses      1,711,791      1,674,012
    Depreciation and amortization                        58,378         65,700
                                                    -----------    -----------

                                                      4,106,962      4,087,632

       Loss from operations                            (182,048)      (279,120)
                                                    -----------    -----------

Other (expense) income:
    Interest expense                                    (35,008)       (58,491)
    Interest income                                       1,377          6,899
                                                    -----------    -----------

                                                        (33,631)       (51,592)

       Net loss before income taxes                    (215,679)      (330,712)

Provision for income taxes                                   --             --
                                                    -----------    -----------

       Net loss                                        (215,679)      (330,712)

Retained deficit, beginning of period                (2,108,692)    (1,624,227)
                                                    -----------    -----------

Retained deficit, end of period                     $(2,324,371)    (1,954,939)
                                                    ===========    ===========

Basic and diluted earnings per share                $     (0.01)         (0.01)
                                                    ===========    ===========


See accompanying notes to condensed financial statements.

                        PEACHES ENTERTAINMENT CORPORATION

             Condensed Statements of Operations and Retained Deficit

           Six months ended September 26, 1998 and September 27, 1997
                                   (Unaudited)

                                                          September 26,  September 27,
                                                              1998           1997
                                                          -------------  -------------
Net sales                                                  $ 7,794,674      7,932,863
                                                           -----------    -----------

Costs and expenses:
    Cost of sales                                            4,655,597      4,901,010
    Selling, general and administrative expenses             3,394,316      3,302,022
    Depreciation and amortization                              116,339        131,400
                                                           -----------    -----------

                                                             8,166,252      8,334,432
                                                           -----------    -----------

       Loss from operations                                   (371,578)      (401,569)
                                                           -----------    -----------

Other (expense) income:
    Interest expense                                           (72,262)      (119,142)
    Interest income                                              6,049          9,442
                                                           -----------    -----------

                                                               (66,213)      (109,700)

       Loss before reorganization costs and income taxes      (437,791)      (511,269)

Reorganization costs:
    Professional fees                                               --        (44,000)
                                                           -----------    -----------

       Loss before income taxes                               (437,791)      (555,269)

Provision for income taxes                                          --             --
                                                           -----------    -----------

       Net loss                                               (437,791)      (555,269)

Retained deficit, beginning of period                       (1,886,580)    (1,399,670)
                                                           -----------    -----------

Retained deficit, end of period                            $(2,324,371)    (1,954,939)
                                                           ===========    ===========

Basic and diluted loss per share                           $     (0.01)         (0.01)
                                                           ===========    ===========


See accompanying notes to condensed financial statements.

                        PEACHES ENTERTAINMENT CORPORATION

                       Condensed Statements of Cash Flows

           Six months ended September 26, 1998 and September 27, 1997
                                   (Unaudited)


                                                                        September 26,  September 27,
                                                                            1998           1997
                                                                        -------------  -------------
Cash flows from operating activities:
    Net loss                                                             $  (437,791)      (555,269)
                                                                         -----------    -----------
    Adjustments to reconcile net loss to net cash used in
      operating activities:
          Depreciation and amortization                                      116,339        131,400
          Deferred rent                                                          116        (22,477)
          Changes in assets and liabilities  affecting cash flows from operating activities:
               (Increase) decrease in:
                   Inventories                                              (210,294)        42,439
                   Prepaid expenses and other current assets                  72,703         62,098
                   Other assets                                               (6,801)        (6,277)
               Increase (decrease) in:
                   Accounts payable                                           78,981        384,761
                   Accrued liabilities                                       149,969        (83,408)
                                                                         -----------    -----------

                     Net cash used in operating activities                  (236,778)       (46,733)
                                                                         -----------    -----------

Cash flows from investing activities:
    Purchase of property and equipment                                      (158,118)       (31,304)
                                                                         -----------    -----------

                     Net cash used in investing activities                  (158,118)       (31,304)
                                                                         -----------    -----------

Cash flows from financing activities:
    Repayment of long-term obligations                                      (218,783)      (217,788)
    Dividends paid                                                           (30,000)       (30,000)
    Due to parent                                                             14,875         29,749
                                                                         -----------    -----------

                     Net cash used in financing activities                  (233,908)      (218,039)
                                                                         -----------    -----------

                     Net decrease in cash and cash equivalents              (628,804)      (296,076)

Cash and cash equivalents, beginning of period                             1,080,694      1,456,070
                                                                         -----------    -----------

Cash and cash equivalents, end of period                                 $   451,890      1,159,994
                                                                         ===========    ===========

Supplemental disclosures of cash flow information:
Cash paid during the period for interest                                 $     9,707         38,811
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

     As of September 26, 1998, the Company was a 87.5 percent-owned subsidiary of URT Industries, Inc. (the "parent").

     The results of operations for the six months ended September 26, 1998, are not necessarily indicative of the operating results to be expected for the year ending April 3, 1999. The Company's business is seasonal in nature, with the highest sales and earnings historically occurring in the third quarter of its fiscal year, which includes the holiday selling season.

     Inventories, which consist of compact discs, tapes and accessories, are stated at the lower of cost (principally average) or market.

     Certain reclassifications have been made to the (unaudited) September 27, 1997 quarterly financial information to conform to the presentation used in the (unaudited) September 26, 1998 financial information.

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



                                       7
                                                                     (Continued)

                        PEACHES ENTERTAINMENT CORPORATION

                     Notes to Condensed Financial Statements


     Basic and diluted loss per share were calculated as follows:

                                                     Six months     Six months
                                                       ended          ended
                                                   September 26,  September 27,
                                                        1998           1997
                                                   -------------  -------------
     Basic and diluted:
       Net income (loss) less preferred dividends  $  (467,791)       (585,269)
                                                   ===========     ===========

       Weighted average shares                      39,781,270      39,781,270
                                                   ===========     ===========

     Basic and diluted loss per share                     (.01)           (.01)
                                                   ===========     ===========

(3)  Income Taxes

     The Company follows Statement of Financial Accounting Standard ("SFAS") No. 109, Accounting for Income Taxes. The Company files a consolidated tax return with its Parent. Any applicable tax charge or credits are allocated on a separate return basis. For the six month period ended September 26, 1998, there was no (benefit) provision for income taxes as the Company has excess net operating loss carryforwards for federal income tax purposes.

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

     In 1997, the FASB issued Statement of Financial Accounting Standard No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("Statement 131"). Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that these enterprises report selected information about operating segments in interim financial reports to shareholders. Statement 131 is effective for financial statements for the periods beginning after December 15, 1997. The adoption of Statement 131 did not have an effect on the Company because it operates in a single segment.



                                       8
                                                                     (Continued)

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

                              RESULTS OF OPERATIONS

Sales. The Company's net sales increased during the second quarter ended September 26, 1998 of the Company's fiscal year ending April 3, 1999 by $116,000 or 3 percent compared to the second quarter of fiscal 1998. Comparable store sales for the second quarter were down 1.7 percent. Sales for the twenty-six weeks ended September 26, 1998 were down $138,000 or 1.7 percent which is primarily due to the fact that comparable sales for the twenty-six weeks ended September 26, 1998 were down 2.9 percent.

Cost of Sales. The Company's cost of sales as a percentage of net sales, decreased from 61.6 percent in the previous year's second quarter to 59.5 percent for the second quarter ended September 26, 1998, as well as from 61.8 percent in the previous year first twenty-six to 59.7 percent in the current years twenty-six weeks ended September 26, 1998. The decreases in cost of sales as a percentage of sales are primarily attributable to increases in certain retail prices and increases in purchase discounts.

Selling,  General  and  Administrative.   Selling,  general  and  administrative
expenses including depreciation, expressed as a percentage of net sales decreased to 45.1 percent for the second quarter ended September 26, 1998 compared to 45.7 percent in the prior year second quarter. The decrease is primarily attributable to a decrease in comparable store expenses of .70 percent and a decrease in corporate overhead of 2.5 percent, offset by an increase in expense associated with the opening of the new store in Orlando, Florida. Selling, general and administrative expenses including depreciation, expressed as a percentage of net sales increased to 45 percent for the twenty-six weeks ended September 26, 1998 compared to 43.3 percent the twenty-six weeks ended September 27, 1997. The increase is primarily attributable to expenses incurred throughout the Company's first quarter of 1999 fiscal year relating to the new store that did not actually open until late in the Company's first quarter of 1999 fiscal year.

Net Loss. The Company incurred a new loss of approximately $216,000 for the second quarter ended September 26, 1998 compared to a net loss of approximately $331,000 for the second quarter ended September 27, 1997. The decrease is primarily attributable to the increase in gross profit percentage discussed above. The net loss for the twenty-six weeks ended September 26, 1998 was approximately $438,000 compared to a net loss of approximately $555,000 for the twenty-six weeks ended September 27, 1997. The net loss for the twenty-six weeks ended September 26, 1998 includes costs associated with the opening of the new store in Orlando, Florida. There is approximately $127,000 of the $438,000 net loss for the twenty-six weeks ended September 26, 1998 that is attributable to the aforementioned new store opening costs.



                                       9
                                                                     (Continued)

                        PEACHES ENTERTAINMENT CORPORATION


LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources. Cash generated from operations and cash equivalents are the Company's primary source of liquidity. Management anticipates that the cash generated from operations, cash equivalents on hand and financing will provide sufficient liquidity to maintain adequate working capital for operations. Management used funds generated from operations as well as funds received from its landlord for the building of the new store which opened in May 1998. Management anticipates that it would use funds generated from operations as well as possible financing, for the opening of any new stores, which it may plan to open this fiscal year. For a discussion of uncertainties affecting the Company's liquidity and capital resources, see note 3 to the financial statements on form 10-K for the year ended March 28, 1998.

Long-Term Obligations. At September 26, 1998, the Company had long-term obligations of $518,625. Management anticipates that its ability to repay its long-term obligations will be satisfied primarily through funds generated from its operations.

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

Year 2000 Compliance. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have data-sensitive software may recognize a date using "00" as year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations. The Company has assessed that it will be required to upgrade portions of its software which was originally purchased from outside vendors, so that its computer systems will properly utilize dates beyond December 31, 1999. These upgrades are currently available, and the Company believes that the cost of these upgrades will not have a material impact on the ongoing results of materially operations or financial position of the Company. The Company is also in the process of completing its inventory of computer information technology and noninformation technology hardware systems to assess year 2000 compliance. Management generally believes that its primary suppliers will be 2000 ready and there is not likely to be a significant disruption in product supply. The Company intends to develop contingency plans. However, there can be no absolute assurance that there will not be a material adverse effect on the Company if year 2000 modifications are not properly completed in a timely manner by either the Company, or its suppliers, banks or any other entity with whom the Company conducts business.



                                       10
                                                                     (Continued)

                        PEACHES ENTERTAINMENT CORPORATION



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



                                       11
                                                                     (Continued)

                        PEACHES ENTERTAINMENT CORPORATION



                                OTHER INFORMATION


PART II

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

               27.0 Financial Data Schedule

     (b)  Reports on Form 8-K

          On or about November 11, 1998, the Company filed a Form 8-K dated November 11, 1998 for the purpose of reporting on the projected date of this filing.



                                       12
                                                                     (Continued)

                        PEACHES ENTERTAINMENT CORPORATION



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   PEACHES ENTERTAINMENT CORPORATION
                                   Registrant


Date:     11/25/98                 /s/ Allan Wolk
     -------------------           --------------------------------------------
                                   Allan Wolk, Chairman of the Board, President
                                   (Principal Executive Officer)



Date:     11/25/98                 /s/ Jason Wolk
     -------------------           --------------------------------------------
                                   Jason Wolk, Executive Vice President,
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)