Form 10-Q
period 1998-12-26
PEACHES ENTERTAINMENT CORP
filed 1999-03-12
CIK 709197

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended December 26, 1998                  Commission File No. 0-12375


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


At March 8, 1999, there were outstanding:


39,781,170 shares of common stock

                        PEACHES ENTERTAINMENT CORPORATION

                                      Index


PART I. FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Condensed Balance Sheets - December 26, 1998 (Unaudited) and
               March 28, 1998                                                                     3

           Condensed Statements of Operations and Retained Deficit - Three Months Ended
               December 26, 1998 and December 27, 1997 (Unaudited)                                4

           Condensed Statements of Operations and Retained Deficit - Nine Months Ended
               December 26, 1998 and December 27, 1997 (Unaudited)                                5

           Condensed Statements of Cash Flows - Nine Months Ended December 26, 1998 and
               December 27, 1997 (Unaudited)                                                      6

           Notes to Condensed Financial Statements                                                7

  Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                          9

PART II. OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                                                      12

SIGNATURES                                                                                       13

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                        PEACHES ENTERTAINMENT CORPORATION

                            Condensed Balance Sheets

                      December 26, 1998 and March 28, 1998

                                  Assets                          December 26,     March 28,
                                                                      1998           1998
                                                                  -----------    -----------
                                                                         (unaudited)
Current assets:
    Cash and cash equivalents                                     $ 1,576,469    $ 1,080,694
    Inventories                                                     2,821,832      2,433,433
    Prepaid expenses and other current assets                         263,578        308,419
                                                                  -----------    -----------

            Total current assets                                    4,661,879      3,822,546

Property and equipment, net                                         1,345,558      1,349,732
Other assets                                                          184,369        180,925
                                                                  -----------    -----------

                                                                  $ 6,191,806    $ 5,353,203
                                                                  ===========    ===========

                   Liabilities and Shareholders' Equity

Current liabilities:
    Current portion of long-term obligations                      $   493,436    $   732,319
    Accounts payable                                                3,033,582      2,014,674
    Accrued liabilities                                             1,019,828        822,670
                                                                  -----------    -----------

            Total current liabilities                               4,546,846      3,569,663

Long-term obligations                                                 488,625        578,127
Due to parent                                                         413,466        382,156
Deferred rent                                                          61,911         62,834
                                                                  -----------    -----------

            Total liabilities                                       5,510,848      4,592,780

Shareholders' equity:
    Preferred stock, $100 par value; 50,000 shares authorized;
       5,000 shares issued and outstanding                            500,000        500,000
    Common stock, $.01 par value; 40,000,000 shares authorized;
       39,781,170 shares issued                                       397,813        397,813
    Additional paid-in capital                                      1,704,190      1,749,190
    Retained deficit                                               (1,921,045)    (1,886,580)
                                                                  -----------    -----------

            Total shareholders' equity                                680,958        760,423
                                                                  -----------    -----------

Commitments and contingencies
                                                                  $ 6,191,806    $ 5,353,203
                                                                  ===========    ===========

See accompanying notes to condensed financial statements.

                        PEACHES ENTERTAINMENT CORPORATION

             Condensed Statements of Operations and Retained Deficit

           Three months ended December 26, 1998 and December 27, 1997
                                   (Unaudited)


                                                     December 26,   December 27,
                                                         1998           1997
                                                     -----------    -----------

Net sales                                            $ 5,331,522    $ 5,116,742
                                                     -----------    -----------

Costs and expenses:
    Cost of sales                                      3,141,285      3,156,675
    Selling, general and administrative expenses       1,692,210      1,586,029
    Depreciation and amortization                         58,429         65,700
                                                     -----------    -----------

                                                       4,891,924      4,808,404

            Income from operations                       439,598        308,338
                                                     -----------    -----------

Other (expense) income:
    Interest expense                                     (37,312)       (56,075)
    Interest income                                        1,040          3,707
                                                     -----------    -----------

                                                         (36,272)       (52,368)

            Net income before income taxes               403,326        255,970

Provision for income taxes                                    --             --
                                                     -----------    -----------

            Net income                                   403,326        255,970

Retained deficit, beginning of period                 (2,324,371)    (1,984,939)
                                                     -----------    -----------

Retained deficit, end of period                       (1,921,045)    (1,728,969)
                                                     ===========    ===========

Basic and diluted earnings per share                 $      0.01    $      0.01
                                                     ===========    ===========


See accompanying notes to condensed financial statements.

                        PEACHES ENTERTAINMENT CORPORATION

             Condensed Statements of Operations and Retained Deficit

            Nine months ended December 26, 1998 and December 27, 1997
                                   (Unaudited)

                                                                December 26,    December 27,
                                                                    1998             1997
                                                                ------------    ------------

Net sales                                                       $ 13,126,196    $ 13,049,605
                                                                ------------    ------------

Costs and expenses:
    Cost of sales                                                  7,796,882       8,057,685
    Selling, general and administrative expenses                   5,086,526       4,888,051
    Depreciation and amortization                                    174,768         197,100
                                                                ------------    ------------

                                                                  13,058,176      13,142,836
                                                                ------------    ------------

            Income (loss) from operations                             68,020         (93,231)
                                                                ------------    ------------

Other (expense) income:
    Interest expense                                                (109,574)       (175,217)
    Interest income                                                    7,089          13,149
                                                                ------------    ------------

                                                                    (102,485)       (162,068)

            Loss before reorganization costs and income taxes        (34,465)       (255,299)

Reorganization costs:
    Professional fees                                                     --         (44,000)
                                                                ------------    ------------

            Loss before income taxes                                 (34,465)       (299,299)

Provision for income taxes                                                --              --
                                                                ------------    ------------

            Net loss                                                 (34,465)       (299,299)

Retained deficit, beginning of period                             (1,886,580)     (1,399,670)
                                                                ------------    ------------

Retained deficit, end of period                                 $ (1,921,045)   $ (1,698,969)
                                                                ============    ============

Basic and diluted loss per share                                $         --    $      (0.01)
                                                                ============    ============


See accompanying notes to condensed financial statements.

                        PEACHES ENTERTAINMENT CORPORATION

                       Condensed Statements of Cash Flows

            Nine months ended December 26, 1998 and December 27, 1997
                                   (Unaudited)

                                                                      December 26,   December 27,
                                                                          1998           1997
                                                                      -----------    -----------
Cash flows from operating activities:
    Net loss                                                          $   (34,465)   $  (299,299)
                                                                      -----------    -----------
    Adjustments to reconcile net loss to net cash
       provided by operating activities:
          Depreciation and amortization                                   174,768        197,100
          Deferred rent                                                      (923)       (87,491)
          Changes in assets and liabilities affecting
            cash flows from operating activities:
               (Increase) decrease in:
                   Inventories                                           (388,399)        92,665
                   Prepaid expenses and other current assets               44,841         35,202
                   Other assets                                            (3,444)         7,461
               Increase (decrease) in:
                   Accounts payable                                     1,018,908      1,047,229
                   Accrued liabilities                                    197,158        135,427
                                                                      -----------    -----------

                     Net cash provided by operating activities          1,008,444      1,128,294
                                                                      -----------    -----------

Cash flows from investing activities:
    Purchase of property and equipment                                   (170,594)       (61,385)
                                                                      -----------    -----------

                     Net cash used in investing activities               (170,594)       (61,385)
                                                                      -----------    -----------

Cash flows from financing activities:
    Repayment of long-term obligations                                   (328,385)      (326,858)
    Dividends paid                                                        (45,000)       (45,000)
    Due to parent                                                          31,310       (330,094)
    Capital contribution                                                       --        374,719
                                                                      -----------    -----------

                     Net cash used in financing activities               (342,075)      (327,233)
                                                                      -----------    -----------

                     Net increase in cash and cash equivalents            495,775        739,676

Cash and cash equivalents, beginning of period                          1,080,694      1,456,070
                                                                      -----------    -----------

Cash and cash equivalents, end of period                              $ 1,576,469    $ 2,195,746
                                                                      ===========    ===========

Supplemental disclosures of cash flow information:
Cash paid during the period for interest                              $    28,600    $   115,722
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

     As of December 26, 1998, the Company was a 87.5 percent-owned subsidiary of URT Industries, Inc. (the "Parent").

     The results of operations for the nine months ended December 26, 1998, are not necessarily indicative of the operating results to be expected for the year ending April 3, 1999. The Company's business is seasonal in nature, with the highest sales and earnings historically occurring in the third quarter of its fiscal year, which includes the holiday selling season.

     Inventories, which consist of compact discs, tapes and accessories, are stated at the lower of cost (principally average) or market.

     Certain reclassifications have been made to the (unaudited) December 27, 1997 quarterly financial information to conform to the presentation used in the (unaudited) December 26, 1998 financial information.

(2)  Earnings Per Share

     In December 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("Statement 128"), which establishes new standards for computing and presenting earnings per share ("EPS"). Earnings per share for all prior periods have been restated to reflect the provisions of this Statement.

     Basic and diluted earnings (loss) per share have been computed by dividing net earnings (loss), less preferred dividends by the weighted average number of shares outstanding during the period.

                                                                     (Continued)
                                       7

                        PEACHES ENTERTAINMENT CORPORATION

                     Notes to Condensed Financial Statements

     Basic and diluted loss per share were calculated as follows:

                                                      Nine months   Nine months
                                                         Ended         Ended
                                                      December 26,  December 27,
                                                          1998          1997
                                                      -----------   -----------

     Basic and diluted:
          Net income (loss) less preferred dividends  $   (79,465)  $  (344,299)
                                                      ===========   ===========

          Weighted average shares                      39,781,170    39,781,170
                                                      ===========   ===========

     Basic and diluted loss per share                         (--)         (.01)
                                                      ===========   ===========

(3)  Income Taxes

     The Company follows Statement of Financial Accounting Standard ("SFAS") No. 109, Accounting for Income Taxes. The Company files a consolidated tax return with its Parent. Any applicable tax charge or credits are allocated on a separate return basis. For the nine month period ended December 26, 1998, there was no (benefit) provision for income taxes as the Company has excess net operating loss carryforwards for federal income tax purposes.

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

     In 1997, the FASB issued Statement of Financial Accounting Standard No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("Statement 131"). Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that these enterprises report selected information about operating segments in interim financial reports to shareholders. Statement 131 is effective for financial statements for the periods beginning after December 15, 1997. The adoption of Statement 131 is not expected to have an effect on the Company because it operates in a single segment.

                                                                     (Continued)
                                       8

                        PEACHES ENTERTAINMENT CORPORATION

Item 2. Management's Discussions and Analysis of Financial Condition and Results of Operations

From time to time, the Company may make certain statements that contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995). Words such as "believe," "anticipate," "estimate," "project" and similar expressions are intended to identify such forward-looking statements. Forward-looking statements may be made by management orally or in writing, including, but not limited to, in press releases, as part of this Management's Discussion and Analysis of Financial Condition and Results of Operations and as a part of other sections of this Report or other filings. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their respective dates, and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should any of the underlying assumptions prove incorrect, actual results of current and future operations may vary materially from those anticipated, estimated or projected.

                              RESULTS OF OPERATIONS

Sales. The Company's net sales increased during the third quarter ended December 26, 1998 of the Company's fiscal year ending April 3, 1999 by $214,780 or 4.2 percent compared to the third quarter of fiscal 1998. Comparable store sales for the third quarter were down 1.3 percent. Sales for the thirty-nine weeks ended December 26, 1998 increased by $76,591 or .6 percent which is primarily due to the fact the Company operated one more store in the third quarter of fiscal 1999 offset by the fact that comparable sales for the thirty-nine weeks ended December 26, 1998 were down 2.3 percent.

Cost of Sales. The Company's cost of sales as a percentage of net sales, decreased from 61.7 percent in the previous year's third quarter to 58.9 percent for the third quarter ended December 26, 1998, as well as from 61.8 percent in the previous year first thirty-nine weeks to 59.4 percent in the current years thirty-nine weeks ended December 26, 1998. The decreases in cost of sales as a percentage of sales are primarily attributable to increases in certain retail prices and increases in purchase discounts.

Selling,  General  and  Administrative.   Selling,  general  and  administrative
expenses including depreciation, expressed as a percentage of net sales increased to 32.8 percent for the third quarter ended December 26, 1998 compared to 32.2 percent in the prior year third quarter. The increase is primarily attributable to a decrease in comparable store expenses of .53 percent and a decrease in corporate overhead of 1.5 percent, offset by an increase in expense associated with the opening of the new store in Orlando, Florida. Selling, general and administrative expenses including depreciation, expressed as a percentage of net sales increased to 40.1 percent for the thirty-nine weeks ended December 26, 1998 compared to 38.9 percent the thirty-nine weeks ended December 27, 1997. The increase is primarily attributable expenses incurred throughout the Company's first quarter of 1999 fiscal year relating to the new store that did not actually open until late in the Company's first quarter of 1999 fiscal year.

Net Income (Loss). The Company had net income of approximately $403,000 for the third quarter ended December 26, 1998 compared to net income of approximately $256,000 for the third quarter ended December 27, 1997. The increase in net income is primarily attributable to the increase in gross profit percentage discussed above. The net loss for the thirty-nine weeks ended December 26, 1998 was approximately $34,000 compared to a net loss of approximately $299,000 for the thirty-nine weeks ended December 27, 1997. The decrease in net loss is primarily attributable to the increase in gross profit discussed above.

                                                                     (Continued)
                                       9

                        PEACHES ENTERTAINMENT CORPORATION

                         LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources. Cash generated from operations and cash equivalents are the Company's primary source of liquidity. Management anticipates that the cash generated from operations, cash equivalents on hand and financing will provide sufficient liquidity to maintain adequate working capital for operations. Management used cash on hand as well as funds received from its landlord for the building of the new store which opened in May 1998. For a discussion of uncertainties affecting the Company's liquidity and capital resources, see note 3 to the financial statements on Form 10-K for the year ended March 28, 1998.

Long-Term Obligations. At December 26, 1998, the Company had long-term obligations of $488,625. Management anticipates that its ability to repay its long-term obligations will be satisfied primarily through funds generated from its operations or from possible financing.

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

Year 2000 Compliance. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have data-sensitive software may recognize a date using "00" as year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations. The Company has assessed that it will be required to upgrade portions of its software which was originally purchased from outside vendors, so that its computer systems will properly utilize dates beyond December 31, 1999. The Company has not incurred any costs as of December 26, 1998 relating to year 2000 compliance. The Company anticipates that the cost of the upgrade of its software from outside vendors will be approximately $20,000. The Company expects to purchase its upgraded software in April, 1999, and that testing and implementation will be completed by June, 1999. The Company is also in the process of completing its inventory of computer information technology and noninformation technology hardware systems to assess year 2000 compliance. The Company's five largest music suppliers dominate the music distribution industry. The Company believes that those five major suppliers will be 2000 ready. However, the Company currently has no practical alternatives if these major suppliers experience problems. Thus, there can be no absolute assurance that there will not be a material adverse effect on the Company's operations, liquidity or financial condition, if Year 2000 modifications are not properly completed in a timely manner by either the Company, or its suppliers, banks or any other entity with whom the Company conducts business.


                                                                     (Continued)
                                       10

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

In 1997, the FASB issued Statement of Financial Accounting Standard No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("Statement 131"). Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that these enterprises report selected information about operating segments in interim financial reports to shareholders. Statement 131 is effective for financial statements for the periods beginning after December 15, 1997. The adoption of Statement 131 is not expected to have an effect on the Company because it operates in a single segment.




                                                                     (Continued)
                                       11

                        PEACHES ENTERTAINMENT CORPORATION

                                OTHER INFORMATION

PART II

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               27.0 Financial Data Schedule

          (b)  Reports on Form 8-K

               On or about February 16, 1999, the Company filed a Form 8-K dated February 16, 1999 for the purpose of reporting on the projected date of this filing.



                                                                     (Continued)
                                       12

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


                                    PEACHES ENTERTAINMENT CORPORATION
                                    Registrant


Date: 3/12/99                       /s/ Allan Wolk
                                    --------------------------------------------
                                    Allan Wolk, Chairman of the Board, President
                                    (Principal Executive Officer)




Date: 3/12/99                       /s/ Jason Wolk
                                    --------------------------------------------
                                    Jason Wolk, Executive Vice President,
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)