Form 10-K
period 1999-04-03
PEACHES ENTERTAINMENT CORP
filed 1999-07-26
CIK 709197

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549



                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the fiscal year ended April 3, 1999              Commission File No. 0-12375


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

                          YES   ___           NO  _X_

The aggregate market value (based on the average closing bid and asked prices) of the voting stock held by non-affiliates of the registrant was, as of June 1, 1999, approximately $155,000.

As of June 2, 1999 the registrant's transfer agent reported as issued and outstanding:

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

     URT Industries, Inc. ("URT"), a Florida corporation, and certain of its directors and officers presently own approximately 93.5% of PEC's issued and outstanding shares of common stock and all of its issued and outstanding shares of preferred stock, and control PEC. The remaining approximately 6.5% of PEC's issued and outstanding shares of common stock are owned by non-affiliated persons.

The Peaches Stores

     The following table sets forth the number of "Peaches"stores (the "'Peaches' stores") which were open at the beginning of the year, which opened during the year, which closed during the year and which were open at the end of the year, with respect to PEC's last five complete fiscal years ending with the fiscal year ended April 3, 1999 (the "1999 fiscal year"):

                                       1999     1998     1997     1996     1995
                                       ----     ----     ----     ----     ----


Number of stores:
At beginning of period                   12       13       13       19       20
Opened during period                      1        0        0        0        1
Closed during period                     (1)      (1)      (0)      (6)      (2)
                                        ---      ---      ---      ---      ---

   At end of period                      12       12       13       13       19

     The twelve "Peaches" stores which are in operation are located in the following four states: Florida (six stores), Virginia (three stores), North Carolina (two stores), and Alabama (one store). The utilized space of the stores ranges from approximately 7,000 square feet to approximately 14,000 square feet. Each store either has its own parking area or is located in a shopping center which provides parking. PEC has options to renew most of its leases for various periods.

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

     As of the last day of the 1999 fiscal year, PEC purchased merchandise from approximately 60 suppliers, among whom the principal ones during most of fiscal 1999 were BMG, EMI, PGD, SONY, Universal and WEA. Approximately 72% of the merchandise purchased during the 1999 fiscal year came from such principal suppliers. In PEC's fourth quarter of fiscal 1999, Seagram Co., Ltd, the owner of Universal, completed its purchase of PGD. This action has brought PEC's number of principal suppliers from six to five. Although PEC does not anticipate an adverse effect as a result of the above, it is unknown what impact, if any, this acquisition would have on the ongoing results of operations of PEC.

     Purchases from given suppliers are, to a great extent, determined by which of them are manufacturing or distributing the most popular prerecorded music products at a given time, as well as the credit and other terms on which such suppliers are willing to sell to PEC. PEC is not obligated to purchase merchandise from any supplier. It has numerous alternate sources of supply for inventory. However, a loss of one of its principal suppliers may have a materially adverse effect on PEC's results of operations.

     Merchandise is delivered directly by suppliers to the stores. The usual terms received by PEC from suppliers provide for payment to be made within 60 days from the end of the month in which a purchase was made. In addition, PEC normally receives an additional 30 to 120 days to pay for certain purchases during the course of the year. Such terms are usual in the industry.

     Under current industry procedure, PEC is able to return merchandise, subject to certain limitations, to all of its major suppliers, who charge a net penalty if returns exceed certain percentages of the dollar amounts of gross purchases. Such return policies do not have a materially adverse effect on PEC's business.

     Advertising in local newspapers and media is determined by consultation between each store director and PEC management. PEC also engages in cooperative advertising with suppliers who pay a portion of the cost. In addition to the director, each "Peaches" store is staffed with managers, cashiers and sales and stock room personnel. The stores are open seven days a week.

     Quarterly results are affected by the timing of holidays, the timing and strength of new releases, new store openings/closings and sales performance of existing stores. During the 1999 fiscal year, sales between April and June were approximately 22% of total sales; sales between July and September were approximately 22% of total sales; sales between October and December were approximately 31% of total sales; and sales between January and March were approximately 25% of total sales.

Competition

     The retail sale of prerecorded music and video products is highly competitive. There are hundreds of retail, department, discount and variety stores and supermarkets which offer such merchandise to the public. PEC's share of the retail market in the Southeastern United States is not significant. In recent years, in addition to usual competition, there has been a proliferation of non-traditional music outlets, such as appliance retailers and super bookstores, some of whom have used very aggressive price cutting tactics including selling some products below actual cost in order to attract customers and sell non-music and video products. For a discussion of actions taken to address such competitive factors, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

Employees

     As of the last day of the 1998 fiscal year, PEC had approximately 238 employees. It is not a party to any collective bargaining agreements. Relations with employees have been satisfactory and there have been no work stoppages.

Intercorporate Agreements

     There are three agreements in place pertaining to the management of PEC. Two of such agreements are between URT and PEC and the third is between URT and Allan Wolk, PEC's Chairman, President and Chief Executive Officer. Among the arrangements which are in place pursuant to such agreements are the following: for the period from January 1, 1996 through March 31, 2000, URT will continue to provide to PEC the services of Mr. Wolk as PEC's Chairman, President and Chief Executive Officer; PEC is required to pay to Mr. Wolk during such period, so long as he continues to provide such services, a salary in the amount described below; and URT and PEC will continue to equitably apportion taxes so long as they continue to file a consolidated federal return. The salary so payable by PEC to Mr. Wolk pursuant to such arrangements is $500,000 per annum, except that such amount was reduced to $400,000 per annum, effective March 1, 1997 and continuing until February 28, 1999, and except further that such amount was further reduced to $300,000 per annum, effective January 1, 1998 and continuing until March 28, 1998, and to $250,000 per annum, effective April 1,

1998 and continuing until April 3, 1999.

     As a result of the above-described arrangements, the salary required to be paid by PEC to Allan Wolk was reduced from $375,000 during the 1998 fiscal year to $250,000 during the 1999 fiscal year. During both the 1999 and 1998 fiscal years, Mr. Wolk devoted approximately 75% of his contractual working time to the business of PEC.

Item 2.  PROPERTIES

     PEC's headquarters are located in Hallandale, Florida in a building which is leased by PEC. Such building contains a total of approximately 6,000 square feet of office space.

     PEC owns real property in Mobile, Alabama on which it constructed and operates a "Peaches" store. Such property is subject to a first mortgage to an institutional lender.

     All "Peaches" stores, other than the Mobile, Alabama store discussed immediately above, are leased. For information concerning such other stores operated by PEC, see "BUSINESS--The Peaches Stores".

Item 3.      LEGAL PROCEEDINGS

     In April, 1999, PEC instituted a legal action in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida against the landlord with respect to one of its Orlando, Florida stores. Among the allegations in the complaint are fraudulent misrepresentations as to the nature of the landlord's shopping center. PEC is seeking all available remedies in both law and equity. The action is presently pending.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II


Item 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS

Price Range of Common Stock

     PEC's Common Stock is quoted by market makers on the over-the-counter market. The following table sets forth the closing high and low, bid and asked quotations for PEC's Common Stock for the calendar periods indicated, based on information supplied by the National Quotation Bureau, Incorporated:

                                                Bid Prices        Asked Prices
                                                ----------        ------------
                                              High      Low     High        Low
1997

        Quarter ended March 31                .005     .001      .05       .05
        Quarter ended June 30,                .001     .001      .05       .05
        Quarter ended Sept. 30,               .001     .001      .05       .05
        Quarter ended Dec. 31,                .001     .001      .05       .05

1998

        Quarter ended March 31,               .001     .001      .05       .05
        Quarter ended June 30,                .001     .001      .10       .05
        Quarter ended September 30,           .01      .001      .10       .08
        Quarter ended December 31,            .01      .01       .08       .08

1999

        Quarter ended March 31,               .06      .01       .125      .08
        Quarter through June 1,               .03      .03       .09       .09

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

Approximate Number of Equity Security Holders

     The following table indicates the approximate number of holders of record of each class of PEC's common equity securities as of June 2, 1999, based on information supplied by PEC's transfer agent:

                                                         Number of Record
      Title of Class                                         Holders
      --------------                                         -------

      Common Stock, $.01 par value                              1,452

Item 6. SELECTED FINANCIAL DATA


     Selected Financial Data

     The following table sets forth selected financial data and other operating information of the Company. The selected financial data should be read in conjunction with the financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                     April 3,         March 28,        March 29,        March 30,         April 1,
                                                       1999              1998            1997             1996             1995
                                                   ------------     ------------     ------------     ------------     ------------
Operating Statement Data

Net sales                                          $ 17,480,467       17,077,501       18,109,119       23,626,489       31,960,986

Net loss                                                (89,586)        (468,209)        (865,313)      (2,416,051)      (1,995,408)

Basic and diluted earnings per
    share (1)                                                --            (0.01)           (0.04)           (0.12)           (0.10)

Weighted average number of
    common shares outstanding (1)                    39,781,270       39,781,270       20,055,243       19,781,270       19,781,270

Balance Sheet Data

Working capital excluding
    liabilities subject to compromise
    in 1996                                        $    128,620          252,883        1,513,459        6,083,691        2,058,184

Total assets                                          4,582,948        5,353,203        6,170,065        9,442,616       11,224,889

Current portion of long-term
    obligations                                         108,280          732,319          730,239          124,774          110,028

Long-term obligations                                   469,759          578,127        1,337,190          810,367          929,654

Shareholders' equity                                    960,837          760,423          913,913        1,429,226        3,890,277


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

Results of Operations

FISCAL YEAR ENDED APRIL 3, 1999 ("1999") COMPARED TO FISCAL YEAR ENDED MARCH 28, 1998 ("1998")

Net sales for 1999 increased $403,000 or 2.4 percent compared to 1998. The increase is primarily due to the fact that the Company operated one more store for a portion of 1999 offset by a comparable store decrease of 1.6 percent.

Cost of sales, as a percentage of net sales, decreased from 61.5 percent in 1998 to 59.3 percent in 1999. Such decrease is primarily attributable to an increase in certain retail prices and increases in purchase discounts.

Selling, general and administrative expenses, including depreciation, expressed as a percentage of net sales increased to 40.5 in 1999 compared to 39.9 in 1998. The increase is primarily attributable to expenses incurred throughout the Company's first quarter of 1999 relating to the new store that did not actually open until after the first quarter began.

The Company had a net loss of $90,000 in 1999 compared with a net loss of $468,000 in 1998. The reduction of net loss is primarily attributable to the increase in gross profit percentage discussed above, a decrease in interest expense as well as an approximately $45,000 reduction of net loss due to the fact that fiscal 1999 was a 53 week year while fiscal 1998 was a 52 week year.

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

The Company incurred a net loss of $468,000 in 1998 versus a net loss of $865,000 in 1997. The significant reduction of net loss is attributed to an increase in gross profit percentage and a decrease in expenses as discussed above.

The Company's primary suppliers have taken steps to help protect the retail marketplace from certain low cost retailers of music. These steps have included not disbursing cooperative advertising funds to retailers which engage in low cost selling practices in violation of the minimum advertised pricing policies of such suppliers. Management believes that such initiatives, in combination with the other factors mentioned immediately below, have helped the Company to restore itself to a more competitive position. Another factor which has had a positive effect on the Company's performance is the increase in gross profit percentage. Also, the Company's Chapter 11 Plan of Reorganization was confirmed during the last quarter of 1997. The benefits of the reorganization included the termination of the leases associated with the six unprofitable stores which were closed during 1996, the closing of the Company's former headquarters and warehouse, and the termination of other unprofitable business arrangements. Other competitive advantages over certain competitors include a large selection of inventory, convenient store locations, a high level of customer service and the widely recognized "Peaches" name.

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

The Company incurred a net loss of $865,000 in 1997 versus a net loss of $2,416,000 in 1996. The significant reduction of net loss is attributed to the success of the Chapter 11 proceeding. However, such success was offset by professional fees and lost gross profits as a result of not obtaining similar terms from trade creditors to those that existed prior to the Chapter 11 proceeding until approximately the first quarter of 1998, at which time the Company's primary suppliers provided terms with respect to purchases and returns that were the same as those in place prior to the Petition Date. Also, further overhead reductions were not evident until 1998.

Liquidity and Capital Resources

Cash generated from operations and cash equivalents are the Company's primary source of liquidity. Management anticipates that the cash generated from operations, cash equivalents on hand and financing will provide sufficient liquidity to maintain adequate working capital for operations. Management used cash on hand as well as funds received from its landlord for the building of the new store which opened in May 1998. For a discussion of uncertainties affecting the Company's liquidity and capital resources, see note 3 to the financial statements accompanying this Form 10-K.

At April 3, 1999, the Company had long-term obligations of $469,759. Management anticipates that its ability to repay its long-term obligations will be satisfied primarily through funds generated from its operations or from possible financing.

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

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have data-sensitive software may recognize a date using "00" as year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations. The Company has assessed that it is required to upgrade portions of its software which was originally purchased from outside vendors, so that its computer systems will properly utilize dates beyond December 31, 1999. The Company has purchased its upgraded software and expects that testing and implementation will be completed by August, 1999. The total anticipated cost of the upgrade of the Company's software is approximately $20,000. However, there can be no absolute assurance that the Company can successfully implement the necessary upgrades to its computer systems. Additionally, the Company is dependent on basic public infrastructure, such as telecommunications and utilities, in order to function normally. Significant long-term interruptions of this infrastructure could have an adverse effect on the operations of the Company. Additionally, the Company must rely on assurances from suppliers and vendors that their information systems and key services will be Year 2000 compliant, and the Company currently has no practical alternatives if these major suppliers experience problems. Therefore, even if the Company, in a timely manner, successfully implements the necessary changes to its computer systems, some problems may not be identified or corrected in time to prevent material adverse consequences or business interruptions to the Company, and there can be no absolute assurance that there will not be a material adverse effect on the Company's operations, liquidity or financial condition as a result of the Year 2000 issue.

New Accounting Policies

In June, 1997, the FASB issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("Statement 130"). Statement 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements and is effective for fiscal years beginning after December 31, 1997. Adoption of Statement 130 did not have a material effect on the Company's financial position, results of operations or cash flows.

In 1997, the FASB issued Statement of Financial Accounting Standard No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("Statement 131"). Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that these enterprises report selected information about operating segments in interim financial reports to shareholders. Statement 131 is effective for financial statements for the periods beginning after December 15, 1997. The Company operates as one segment.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company owns no derivative financial instruments or derivative commodity instruments. The Company's exposure to changes in interest rates is limited to cash, cash equivalents, investments and long-term debt. Changes in interest rates by 10% would not have a material impact on the Company's financial position or results of operations.

Item 8.         FINANCIAL STATEMENTS



                        PEACHES ENTERTAINMENT CORPORATION

                              Financial Statements

                        April 3, 1999 and March 28, 1998

                   (With Independent Auditors' Report Thereon)

                        PEACHES ENTERTAINMENT CORPORATION

                                Table of Contents


                                                                            Page
                                                                            ----

Independent Auditors' Report                                                 F-2

Financial Statements:
     Balance Sheets as of April 3, 1999 and March 28, 1998                   F-3

     Statements of Operations for each of the years in the
        three-year  period ended April 3, 1999                               F-4

     Statements of Shareholders'  Equity for each of the
       years in the three-year period ended April 3, 1999                    F-5

     Statements of Cash Flows for each of the years in the
        three-year  period ended April 3, 1999                               F-7

     Notes to Financial Statements                                           F-9

                          Independent Auditors' Report


Directors and Shareholders
Peaches Entertainment Corporation
Hallandale, Florida:

We have audited the accompanying balance sheets of Peaches Entertainment Corporation (the "Company") as of April 3, 1999 and March 28, 1998, and the related statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended April 3, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Peaches Entertainment Corporation as of April 3, 1999 and March 28, 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended April 3, 1999 in conformity with generally accepted accounting principles.


May 28, 1999
Ft. Lauderdale, Florida

                                                                        KPMG LLP

                        PEACHES ENTERTAINMENT CORPORATION

                                 Balance Sheets

                        April 3, 1999 and March 28, 1998


                                                                                   1999                   1998
                                                                                -----------            -----------
                                   Assets
Current assets:
    Cash and cash equivalents                                                   $   615,665              1,080,694
    Inventories                                                                   2,309,600              2,433,433
    Prepaid expenses and other current assets                                       247,122                308,419
                                                                                -----------            -----------

            Total current assets                                                  3,172,387              3,822,546

Property and equipment, net                                                       1,235,570              1,349,732
Other assets                                                                        174,991                180,925
                                                                                -----------            -----------
                                                                                $ 4,582,948              5,353,203
                                                                                ===========            ===========
                    Liabilities and Shareholders' Equity

Current liabilities:
    Current portion of long-term obligations                                    $   108,280                732,319
    Current portion of due to Parent                                                 15,185                   --
    Accounts payable                                                              2,240,109              2,014,674
    Accured liabilities                                                             680,193                822,670
                                                                                -----------            -----------
            Total current liabilities                                             3,043,767              3,569,663

Long-term obligations                                                               469,759                578,127
Due to Parent                                                                        45,555                382,156
Deferred rent                                                                        63,030                 62,834
                                                                                -----------            -----------
            Total liabilities                                                     3,622,111              4,592,780
                                                                                -----------            -----------
Shareholders' equity:
    Preferred stock, $100 par value; 50,000 shares authorized;
       5,000 shares issued and outstanding                                          500,000                500,000
    Common stock, $.01 par value; 40,000,000 shares authorized;
       39,781,270 shares issued as of April 3, 1999 and
       March 28, 1998                                                               397,813                397,813
    Additional paid-in capital                                                    2,039,190              1,749,190
    Retained deficit                                                             (1,976,166)            (1,886,580)
                                                                                -----------            -----------

            Total shareholders' equity                                              960,837                760,423

Commitments and contingencies
                                                                                -----------            -----------
                                                                                $ 4,582,948              5,353,203
                                                                                ===========            ===========


See accompanying notes to financial statements.


                                      -15-
                                      (F-3)

                        PEACHES ENTERTAINMENT CORPORATION

                            Statements of Operations

       For each of the years in the three-year period ended April 3, 1999

                                                                                   1999                1998                1997
                                                                               ------------        ------------        ------------
Net sales                                                                      $ 17,480,467          17,077,501          18,109,119
                                                                               ------------        ------------        ------------

Cost and expenses:
    Cost of sales                                                                10,361,351          10,501,123          11,453,125
    Selling, general and administrative expenses                                  6,781,522           6,538,377           7,121,666
    Depreciation and amortization                                                   304,344             270,191             448,862
                                                                               ------------        ------------        ------------
                                                                                 17,447,217          17,309,691          19,023,653
                                                                               ------------        ------------        ------------

          Income (loss) from operations                                              33,250            (232,190)           (914,534)
                                                                               ------------        ------------        ------------
Other (expense) income:
    Interest expense                                                               (135,765)           (219,148)            (88,345)
    Interest income                                                                  12,929              27,129              30,832
                                                                               ------------        ------------        ------------
                                                                                   (122,836)           (192,019)            (57,513)
                                                                               ------------        ------------        ------------
          Loss before reorganization costs, income taxes
            and extraordinary gain                                                  (89,586)           (424,209)           (972,047)
                                                                               ------------        ------------        ------------
Reorganization costs:
    Professional fees                                                                  --               (44,000)           (379,645)
                                                                               ------------        ------------        ------------
                                                                                       --               (44,000)           (379,645)
                                                                               ------------        ------------        ------------
          Loss before income taxes and extraordinary gain                           (89,586)           (468,209)         (1,351,692)

Provision for income taxes                                                             --                  --                  --
                                                                               ------------        ------------        ------------
          Loss before extraordinary gain                                            (89,586)           (468,209)         (1,351,692)

Extraordinary gain due to reorganization (note 2)                                      --                  --               486,379
                                                                               ------------        ------------        ------------
          Net loss                                                             $    (89,586)           (468,209)           (865,313)
                                                                               ============        ============        ============
Basic and diluted earnings per common share:
    Loss before extraordinary gain                                             $       --                 (0.01)              (0.07)
    Extraordinary gain                                                                 --                  --                  0.03
                                                                               ------------        ------------        ------------
          Net loss                                                             $       --                 (0.01)              (0.04)
                                                                               ============        ============        ============


See accompanying notes to financial statements.


                                      -16-
                                      (F-4)

                        PEACHES ENTERTAINMENT CORPORATION

                Consolidated Statements of Shareholders' Equity

       For each of the years in the three-year period ended April 3, 1999


                                              Preferred stock          Common stock subscribed             Common stock
                                          -------------------------   -------------------------     --------------------------
                                             Shares        Amount       Shares          Amount        Shares        Amount
                                          -----------   -----------   -----------    -----------    -----------    -----------
Balance, March 30, 1996                         5,000   $   500,000          --      $      --       20,107,850        201,079

    Net loss                                     --            --            --             --             --             --

    Contributed capital                          --            --      20,000,000        350,000       (218,730)        (2,187)
                                          -----------   -----------   -----------    -----------    -----------    -----------
Balance, March 29, 1997                         5,000       500,000    20,000,000        350,000     19,889,120        198,892

    Net loss                                     --            --            --             --             --             --

    Contributed capital                          --            --     (20,000,000)      (350,000)    20,000,000        200,000

    Payment of preferred stock                   --            --            --             --             --             --
       dividend to parent

    Cancellation of treasury stock               --            --            --             --         (107,850)        (1,079)
                                          -----------   -----------   -----------    -----------    -----------    -----------
Balance, March 28, 1998                         5,000       500,000          --             --       39,781,270        397,813

    Net loss                                     --            --            --             --             --             --

    Contributed capital                          --            --            --             --             --             --

    Payment of preferred stock dividend
       to parent                                 --            --            --             --             --             --
                                          -----------   -----------   -----------    -----------    -----------    -----------
Balance, April 3, 1999                          5,000       500,000          --             --       39,781,270        397,813
                                          ===========   ===========   ===========    ===========    ===========    ===========


                                      -17-
                                      (F-5)


                                             Treasury stock          Additional
                                        -------------------------      paid-in        Retained
                                          Shares         Amount        capital         deficit         Total
                                        -----------    -----------    -----------    -----------    -----------
Balance, March 30, 1996                     326,580        (59,895)     1,284,471       (496,429)     1,429,226

    Net loss                                   --             --             --         (865,313)      (865,313)

    Contributed capital                    (218,730)        40,115           --          (37,928)       350,000
                                        -----------    -----------    -----------    -----------    -----------
Balance, March 29, 1997                     107,850        (19,780)     1,284,471     (1,399,670)       913,913

    Net loss                                   --             --             --         (468,209)      (468,209)

    Contributed capital                        --             --          524,719           --          374,719

    Payment of preferred stock                 --             --          (60,000)          --          (60,000)
       dividend to parent

    Cancellation of treasury stock         (107,850)        19,780           --          (18,701)          --
                                        -----------    -----------    -----------    -----------    -----------
Balance, March 28, 1998                        --             --        1,749,190     (1,886,580)       760,423

    Net loss                                   --             --             --          (89,586)       (89,586)

    Contributed capital                        --             --          350,000           --          350,000

    Payment of preferred stock dividend
       to parent                               --             --          (60,000)          --          (60,000)
                                        -----------    -----------    -----------    -----------    -----------
Balance, April 3, 1999                         --             --        2,039,190     (1,976,166)       960,837
                                        ===========    ===========    ===========    ===========    ===========


See accompanying notes to financial statements.


                                      -18-
                                      (F-6)

                        PEACHES ENTERTAINMENT CORPORATION

                            Statements of Cash Flows

       For each of the years in the three-year period ended April 3, 1999

                                                                                      1999          1998          1997
                                                                                   ----------    ----------    ----------
Cash flows from operating activities:
    Net loss                                                                       $  (89,586)     (468,209)     (865,313)
    Adjustments to reconcile net loss to net cash (used in)
       provided by operating activities:
          Extraordinary gain                                                             --            --        (486,379)
          Depreciation and amortization                                               304,344       270,191       448,862
          Deferred rent                                                                   196       (93,202)      (44,687)
          Changes in assets and liabilities  affecting cash flows from operating activities:
               (Increase) decrease in:
                   Inventories                                                        123,833       422,061        25,200
                   Prepaid  expenses and other current assets                          61,297       (48,411)      273,587
                   Refundable income taxes                                               --            --           9,136
                   Other assets                                                         5,934       (22,163)       25,589
               Increase (decrease) in:
                   Accounts payable                                                   225,435       642,805     1,268,831
                   Accrued liabilities                                               (142,477)     (133,335)     (147,049)
                   Liabilities subject to compromise                                     --            --      (1,854,514)
                                                                                   ----------    ----------    ----------
                   Net cash provided by (used in) operating
                      activities                                                      488,976       569,737    (1,346,737)
                                                                                   ----------    ----------    ----------
Cash flows from investing activities:
    Purchases of property and equipment                                              (190,182)     (180,192)      (44,885)
                                                                                   ----------    ----------    ----------
                   Net cash (used in) provided by investing
                      activities                                                     (190,182)     (180,192)      (44,885)
                                                                                   ----------    ----------    ----------
Cash flows from financing activities:
    Due to Parent                                                                      28,584        52,062       704,813
    Capital contribution                                                                 --            --         350,000
    Repayment of long-term obligations                                               (732,407)     (756,983)     (124,687)
    Dividends paid                                                                    (60,000)      (60,000)         --
                                                                                   ----------    ----------    ----------
                   Net cash (used in) provided by financing
                      activities                                                     (763,823)     (764,921)      930,126
                                                                                   ----------    ----------    ----------




                                      -19-
                                      (F-7)

                        PEACHES ENTERTAINMENT CORPORATION

                            Statements of Cash Flows

       For each of the years in the three-year period ended April 3, 1999

                                                                1999           1998            1997
                                                             -----------    -----------    -----------
               Net (decrease) increase in cash and cash
                   equivalents                                  (465,029)      (375,376)      (461,496)

Cash and cash equivalents, beginning of year                   1,080,694      1,456,070      1,917,566
                                                             -----------    -----------    -----------
Cash and cash equivalents, end of year                       $   615,665      1,080,694      1,456,070
                                                             ===========    ===========    ===========
Supplemental  disclosures of cash flow information:
    Cash paid (received) during the period for:
       Interest                                              $   107,181        171,365         88,345
                                                             ===========    ===========    ===========
       Income tax payments (refund), net                     $      --             --             --
                                                             ===========    ===========    ===========

Supplemental schedule of non-cash operating and investing activities relating to the reorganization:

    Liabilities subject to compromise, March 30, 1996        $ 5,671,434
       Less:
          Inventory returns for credit                         2,073,566
       Cash paid                                               1,854,514
       Extraordinary gain [(primarily as a result of lease
          rejection claims (note 2)]                             486,379
                                                             -----------

    Long-term obligations, March 29, 1997                    $ 1,256,975
                                                             ===========


In 1998, the Parent forgave $374,719 of the Due to Parent, which is reflected as a capital contribution in the accompanying financial statements.

In 1999, the Parent forgave $350,000 of the Due to Parent, which is reflected as a capital contribution in the accompanying financial statements.


See accompanying notes to financial statements.


                                      -20-
                                      (F-8)

                        PEACHES ENTERTAINMENT CORPORATION

                          Notes to Financial Statements

                April 3, 1999, March 28, 1998 and March 29, 1997


(1)  Organization and Basis of Presentation

     Peaches Entertainment Corporation (the "Company") is engaged in the business of retailing prerecorded music, video and accessory items, principally in the Southeastern United States. The Company operates in a single-industry segment, the operation of a chain of retail entertainment stores. The Company is a 87.5 percent-owned subsidiary of URT Industries, Inc. (the "Parent").

(2)  Confirmation of Amended Plan of Reorganization

     On January 16, 1996 (the "Petition Date"), the Company commenced reorganization proceedings under Chapter 11 of the United States Bankruptcy Code. An amended plan of reorganization was confirmed by the Bankruptcy Court on January 17, 1997 (the "confirmation date"), and became effective February 3, 1997 (the "effective date"), subject to satisfaction of certain conditions which were satisfied February 19, 1997. All trade and nontrade suppliers received 100 percent of their allowed claims which were either paid on the effective date or are reflected in current and long-term obligations in the financial statements, payable primarily over a two-year period from the effective date. As of April 3, 1999, all trade and non-trade suppliers have been paid 100 percent of their allowed claims. The mortgage holder will receive 100 percent of the allowed claim, with interest, except the balloon payment was extended from September 1997 to September 2002. Landlords, under the leases rejected by the Company in connection with the bankruptcy filing, were entitled to 30 percent of the allowed claims with respect to such leases, all of which were paid on the effective date. The Company recorded in 1997 an extraordinary gain of $486,379 primarily as a result of the settlement of lease rejection claims.

(3)  Liquidity

     As of April 3, 1999, the Company has a net worth of approximately $1 million. Since 1993, the Company has incurred operating losses and has an accumulated deficit balance of approximately $2 million at April 3, 1999. In 1996, the Company commenced reorganization proceedings under Chapter 11 and in the last quarter of 1997 the Company's plan of reorganization was confirmed. The Company believes that it has benefited from its reorganization, which includes the termination of the leases associated with the six unprofitable stores which were closed during 1996, the closing of the Company's former headquarters and warehouses, and the termination of other unprofitable business arrangements.

     Additionally, the Company's primary suppliers have taken steps to help protect the retail marketplace from certain low-cost retailers of music including non-traditional music outlets, such as appliance retailers and super book stores, some of whom have used very aggressive price cutting tactics including selling some products below actual cost in order to attract customers and sell non-music and video products. These steps have included not disbursing cooperative advertising funds to retailers which engage in low cost selling practices in violation of the minimum advertised pricing policies of such suppliers. Management believes that such initiatives, in combination with the other factors mentioned immediately above, have helped the Company to restore itself to a more competitive position. Other factors which have had a positive effect on the Company's performance are the increase in gross-profit percentage and reduction of certain expenses. The Company's ability to achieve substained profitable


                                      -21-
                                      (F-9)

                        PEACHES ENTERTAINMENT CORPORATION

                          Notes to Financial Statements

                April 3, 1999, March 28, 1998 and March 29, 1997


     operations is dependent on continuing to obtain products at competitive prices, restructuring operations to minimize cash expenditures and successfully competing with larger retailers who have greater capital resources than the Company. Management believes that cash flow from operations or additional financing available from other sources will be sufficient to fund operations during the next fiscal year. There is no assurance that such events will occur or such financing will be available.

(4)  Summary of Significant Accounting Policies

     (a)  Fiscal Year

          The Company's fiscal year consists of 52 or 53 weeks ending on the Saturday closest to the end of March. The fiscal years ended April 3, 1999 consisted of 53 weeks. The fiscal years ended March 28, 1998 and March 29, 1997 consisted of 52 weeks, respectively.

     (b)  Cash Equivalents

          The Company considers highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Cash equivalents totaled approximately $337,000 and $399,000 at April 3, 1999 and March 28, 1998, respectively. The carrying amount approximates fair value because of the short-term maturity of these investments. The fair values are estimated based on quoted market prices for these or similar instruments.

     (c)  Inventories

          Inventories, comprised of compact discs, cassettes, digital video disks, videos and accessories, are stated at the lower of cost (principally average) including freight-in, or market.

     (d)  Property and Equipment

          Property and equipment are stated at cost. The assets are depreciated over their estimated useful lives ranging from 5 to 31.5 years using both straight-line and accelerated methods. The Company's policy is to retire assets from its accounts as they become fully depreciated.

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

                                      -22-
                                     (F-10)

                        PEACHES ENTERTAINMENT CORPORATION

                          Notes to Financial Statements

                April 3, 1999, March 28, 1998 and March 29, 1997


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

     (f)  Reorganization Costs

          Reorganization costs include professional fees relating to legal, accounting and consulting services provided in connection with the Chapter 11 proceedings.

     (g)  Use of Estimates by Management

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

     (h) Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of

          The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to Be Disposed Of. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The adoption of this Statement did not have a material impact on the Company's financial position, results of operations or liquidity.


                                      -23-
                                     (F-11)

                        PEACHES ENTERTAINMENT CORPORATION

                          Notes to Financial Statements

                April 3, 1999, March 28, 1998 and March 29, 1997


     (i)  Reclassifications

          Certain amounts in the 1998 and 1997 financial statements have been reclassified to conform with the 1999 presentation.

(5)  Earnings Per Share

     In December 1997, the Company adopted the provisions of SFAS No. 128, Earnings Per Share, which establishes new standards for computing and presenting earnings per share. Earnings per share for all prior periods have been restated to reflect the provisions of this Statement.

     Basic and diluted earnings per share have been computed by dividing net loss, less preferred dividends by the weighted average number of shares outstanding during the period.

     Basic and diluted earnings per share were calculated as follows:

                                             April 3,         March 28,      March 29,
                                              1999              1998           1997
                                         ----------------    ----------    -----------
Basic and diluted:
     Net loss plus preferred dividends   $       (149,586)     (528,209)      (865,313)
                                         ================    ==========    ===========

     Weighted average shares                   39,781,270    39,781,270     20,055,243
                                         ================    ==========    ===========

Net loss per share                       $             --          (.01)          (.04)
                                         ================    ==========    ===========

(6)  Property and Equipment, Net

     Property and equipment consist of the following at April 3, 1999 and March 28, 1998:

                                                         1999           1998
                                                     -----------    -----------

Land                                                 $   395,570        395,570
Building                                                 538,093        538,093
Leasehold improvements                                 1,166,518      1,456,260
Furniture and equipment                                  645,577        677,333
Building under capitalized lease                         206,964        206,964
                                                     -----------    -----------
                                                       2,952,722      3,274,220
Less accumulated depreciation and amortization        (1,717,152)    (1,924,488)
                                                     -----------    -----------

                                                     $ 1,235,570      1,349,732
                                                     ===========    ===========


                                      -24-
                                     (F-12)

                        PEACHES ENTERTAINMENT CORPORATION

                          Notes to Financial Statements

                April 3, 1999, March 28, 1998 and March 29, 1997


(7)  Long-term Obligations

     Long-term obligations consist of the following at April 3, 1999 and March 28, 1998:

                                                                          1999            1998
                                                                       -----------    -----------
Capitl lease  obligation,  due in monthly  installments  of
     $3,382, including interest at 17.5%; final payment due
     March 2005                                                        $   150,137        163,178

Mortgage payable,  due in equal  installments of $2,981
     per month, plus interest  at  prime  plus 0.5%;
     collateralized  by  the  mortgaged  property  with
     depreciated cost of $768,088; final balloon payment of
     $245,700 due September 2002 (note 2)                                  370,912        406,688

Settlement  agreement with former  officer/shareholder,  due in monthly  installments of $5,699,  final payments due
     January 2000                                                           56,990        125,465

Promissory notes,  due in  installments of $26,744 for
      21 months and one payment of $347,675 (paid in February 1999),
      plus interest at prime; collateralized by inventory (note 2)            --          615,115
                                                                       -----------    -----------
                                                                           578,039      1,310,446
Less current portion                                                      (108,280)      (732,319)
                                                                       -----------    -----------
                                                                       $   469,759        578,127
                                                                       ===========    ===========

     The capital lease pertains to the building portion of property owned by one director and one former director. The rent expense on the land portion of this lease was approximately $113,000 for 1999, 1998 and 1997.

     The following represents future minimum lease payments under the capital lease obligation:

            Fiscal year                                                  Amount
            -----------                                                  ------
              2000                                                      $ 40,600
              2001                                                        40,600
              2002                                                        40,600
              2003                                                        40,600
              2004                                                        40,600
            Thereafter                                                    40,600
                                                                        --------
Total minimum lease payments                                             243,600

Less amount representing interest                                         93,463
                                                                        --------

Present value of minimum lease payments                                 $150,137
                                                                        ========



                                      -25-
                                     (F-13)

                        PEACHES ENTERTAINMENT CORPORATION

                          Notes to Financial Statements

                April 3, 1999, March 28, 1998 and March 29, 1997


     Maturities   of  long-term   obligations,   excluding   the  capital  lease
     obligation, to maturity, are as follows:

            Fiscal year                                                  Amount
            -----------                                                  ------
              2000                                                      $ 92,765
              2001                                                        35,775
              2002                                                        35,775
              2003                                                       263,587
              2004                                                          --
            Thereafter                                                      --
                                                                        --------

                                                                        $427,902
                                                                        ========

     The Company has a standby letter of credit of $75,600 available to a landlord that was not drawn upon as of April 3, 1999. The standby letter of credit is fully collateralized by a certificate of deposit, which is included in other assets. In addition, one of the Company's banks is obligated to provide an irrevocable letter of credit of $150,000. No letters of credit were drawn upon as of April 3, 1999.

(8)  Accrued Liabilities

     Accrued liabilities consist of the following at April 3, 1999 and March 28, 1998:

                                                            1999          1998
                                                          --------      --------

Gift certificate and credit slip liability                $156,818       155,873
Payroll and related benefits                                42,670       102,244
Sales and real estate taxes payable                        131,556       141,446
Accrued overhead expenses                                  223,741       259,017
Other                                                      125,408       164,090
                                                          --------      --------

                                                          $680,193       822,670
                                                          ========      ========

(9)  Due to Parent

     In order for the Company to be able to effect the plan of reorganization, the Parent, in exchange for the issuance to it of 20 million shares of the Company's authorized common stock (including 218,730 treasury shares), contributed $350,000 to the capital of the Company, waived an aggregate of $75,000 of dividends payable by the Company to the Parent, guaranteed, subject to the terms of the Plan, the approximately $1,284,000 which is due the principal suppliers (all of which have been paid as of April 3, 1999) in accordance with the foregoing, and loaned $700,000 to the Company. The loan was required be repaid to the Parent with interest at prime over a period of four years beginning on the third anniversary of the effective date and is subordinate to the amounts owed to principal suppliers and is secured by inventory and all the assets of the Company. In 1998, the Parent forgave $350,000 of principal and $24,719 of accrued interest. In 1999, the Parent forgave $350,000. The forgiveness has been accounted for as an additional capital contribution by the Parent.



                                      -26-
                                     (F-14)

                        PEACHES ENTERTAINMENT CORPORATION

                          Notes to Financial Statements

                April 3, 1999, March 28, 1998 and March 29, 1997


(10) Commitments and Contingencies

     (a)  Leases

          The Company is a lessee under  various  operating  leases,  several of which provide for percentage rent. An insignificant amount of percentage rent was incurred in each of the years in the three-year period ended April 3, 1999. Most of the leases contain renewal options.

          The aggregate minimum rental commitments under all noncancelable operating leases at April 3, 1999 are as follows:

                     Fiscal year                                        Amount
                     -----------                                     -----------
                       2000                                          $ 1,229,827
                       2001                                            1,148,775
                       2002                                              986,891
                       2003                                              948,733
                       2004                                              901,761
                    Thereafter                                         5,246,565
                                                                     -----------

                                                                     $10,462,552
                                                                     ===========

          Rental expense under noncancelable operating leases, included in selling, general and administrative expenses in the accompanying statements of operations, amounted to $1,380,000 and $1,160,000 and $1,217,000, respectively, for each of the years in the three-year period ended April 3, 1999.

          Rental expense on stores owned by two directors and/or their relatives was $164,062, $131,250, and $131,250, respectively, for each of the years in the three-year period ended April 3, 1999.

     (b)  Legal Matters

          The Company is a party to various other claims, legal actions and complaints arising in the ordinary course of its business. In the opinion of management, all such matters are without merit or involve such amounts that an unfavorable disposition will not have a material impact on the financial position or results of operations of the Company.



                                      -27-
                                     (F-15)

                        PEACHES ENTERTAINMENT CORPORATION

                          Notes to Financial Statements

                April 3, 1999, March 28, 1998 and March 29, 1997


     (c)  Employment Agreement

          On March 18, 1996, the United States Bankruptcy Court Southern District of Florida approved the settlement of an employment agreement with a former officer. The Company is to pay an amount of $273,550 over a period of four years (note 7). Under the original terms of employment, the officer would have been entitled to in excess of $870,000 in aggregate.

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

(11) Shareholders' Equity

     For each of the years in the three-year period ended April 3, 1999, the Company had 2,500 shares of $100 par, 11 percent, Series A Cumulative Preferred Stock and 2,500 shares of $100 par, 13 percent, Series B Cumulative Preferred Stock authorized, issued and outstanding. The Parent is the owner of all outstanding shares of Preferred Stock. In connection with the reorganization, the Parent agreed to waive dividends in its shares for the period beginning January 1, 1996 and ending March 29, 1997. The Company can issue up to 50,000 shares of preferred stock, and the directors have the authority to issue such shares in one or more additional series. Each share of Series A and Series B Cumulative Preferred Stock is entitled to one vote and has the same voting powers as the common stock, except that all matters on which the vote of shareholders is required must, in order to be approved, receive the requisite vote of either (i) both the Series A and Series B, voting as separate classes or (ii) the common stock and either the Series A or Series B, voting as separate classes. The shares of Series A stock may be convertible into shares of the Company's common stock upon the holders' compliance with certain surrender and notice provisions. In March 1997, the conversion feature was eliminated. The liquidating value for both the Series A and Series B shares is par value plus all accrued and unpaid dividends.



                                      -28-
                                     (F-16)

                        PEACHES ENTERTAINMENT CORPORATION

                          Notes to Financial Statements

                April 3, 1999, March 28, 1998 and March 29, 1997



(12) Income Taxes

     The provision for income taxes consists of:

                                              1999          1998          1997
                                             -------       -------       -------
Current:
     Federal                                 $  --            --            --
     State                                      --            --            --
                                             -------       -------       -------
Deferred:
     Federal                                    --            --            --
     State                                      --            --            --
                                             -------       -------       -------

                                                --            --            --
                                             -------       -------       -------

                                             $  --           --             --
                                             =======       =======       =======


     Reasons for differences between income tax provision and the amount computed by applying the statutory federal income tax rate of 34 percent to pretax loss were:

                                                 1999         1998          1997
                                               ---------    ---------    ---------
Income tax benefit at  applicable  statutory
     tax rate of loss before income taxes
                                               $ (30,500)    (159,000)    (294,000)
Add:
     State  income  tax benefit,  net of
        federal benefit                           (2,500)     (16,000)     (31,000)
     Change in valuation allowance               119,000      126,000      185,000
     Capitalized reorganization expenses
        and other permanent differences             --           --         50,000
     Adjustments to net  operating loss
        carryovers  and other  deferred  tax
        assets                                  (102,000)      23,000       76,000
     Other                                        16,000       26,000       14,000
                                               ---------    ---------    ---------

Income tax provision for the year              $    --           --           --
                                               =========    =========    =========


                                      -29-
                                     (F-17)

                        PEACHES ENTERTAINMENT CORPORATION

                          Notes to Financial Statements

                April 3, 1999, March 28, 1998 and March 29, 1997


     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at April 3, 1999 and March 28, 1998, are presented below.

                                                               1999            1998
                                                            -----------    -----------
Deferred tax assets:
     Inventories,  principally  due  to additional  costs
        capitalized for tax purposes                        $    64,000         80,000
     Property  and  equipment,  net, principally due to
        differences in depreciation                             280,000        233,000
     Accrued rent, principally  due  to accrual for
        financial reporting purposes                             25,000         23,000
     NOL carryforward                                         1,692,000      1,608,000
     Accrued expenses                                            48,000         46,000
     Other                                                       37,000         37,000
                                                            -----------    -----------

           Total gross deferred tax assets                    2,146,000      2,027,000

     Less valuation allowance                                (2,146,000)    (2,027,000)
                                                            -----------    -----------

           Net deferred tax assets                          $      --             --
                                                            ===========    ===========

     At April 3, 1999, the Company has a net operating loss carryforward for federal income tax purposes of approximately $4,291,120 which is available to offset future federal taxable income, if any, through 2013.

     A valuation allowance is provided to reduce deferred tax assets to a level which, more likely than not, will be realized. The net deferred assets reflect management's estimate of the amount which will be realized from future profitability which can be predicted with reasonable certainty. The valuation allowance for deferred tax assets as of April 3, 1999 and March 28, 1998 was $2,146,000 and $2,027,000, respectively. The net change in the total valuation allowance for the years ended April 3, 1999 and March 28, 1998 was an increase of approximately $119,000 and $126,000, respectively.

(13) Fair Value of Financial Instruments

     The fair value of the Company's long-term debt and due to Parent is estimated by discounting the future cash flows for each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities, which approximates the carrying value.



                                      -30-
                                     (F-18)

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

     The Company purchased approximately 77 percent and 74 percent of its merchandise from seven principal suppliers during the fiscal year ended April 3, 1999 and March 28, 1998, respectively. Purchases from given suppliers are, to a great extent, determined by which of them are manufacturing or distributing the most popular prerecorded music products at a given time, as well as the credit and other terms on which such suppliers are willing to sell to the Company. The Company is not obligated to purchase merchandise from any supplier. However, if the Company was to lose one of its principal suppliers, it may have a material adverse effect on the Company's results of operations and financial position.


                                      -31-
                                     (F-19)

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

           None.

                                    PART III


Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     As of the date of this filing, the directors and executive officers of PEC are:

       Name                         Position                                Age
       ----                         --------                                ---

   Allan Wolk        Chairman of the Board,
                     President (Chief Executive
                     Officer) and Director                                  61

   Brian Wolk        Executive Vice-President, Chief Legal                  34
                     Officer, General Manager-Store Operations and Merchandising, and Director

   Jason Wolk        Executive Vice-President, Chief Financial Officer
                     (Principal Financial and Accounting Officer),
                     Treasurer and Director                                 32


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

     The term of office of each director continues until the next annual meeting of the stockholders and until his or her successor is elected. Mr. Wolk has an employment agreement with URT. Under the management agreements referred to above, PEC has the right to use the services of Mr. Wolk (See
"BUSINESS-Intercorporate Agreements").

Item 11. EXECUTIVE COMPENSATION

     The following table sets forth compensation paid or accrued by PEC for services rendered in all capacities to it during the 1999 fiscal year and the two prior fiscal years to (i) PEC's chief executive officer ("CEO") and (ii) each of the other most highly compensated executive officers of PEC whose cash compensation exceeded $100,000 and who served as executive officers during the 1999 fiscal year:

Summary Compensation Table

                           Annual Compensation                             Long Term Compensation
                           -------------------                             ----------------------
                                                                                 Awards               Payouts
                                                                                 ------               -------

                                                                                                         Long
                                                                                                         Term
                                                                                                         Incen.
                                                       Other            Restricted      Options/Stock    Plan        All
   Name and         Fiscal    Salary((1))    Bonus     Annual           stock           App.             Pay-outs    Other
   position         Year      ($)            ($)       Compensation($)  award(s)($)     Rights (#)       ($)         Compensation($)
   --------         ----      ---            ---       ---------------  -----------     ----------       ---         ---------------
   Allan Wolk,      1999      250,000          -0-          -0-            -0-            -0-             -0-             -0-
    Chairman,       1998      375,000          -0-          -0-            -0-            -0-             -0-             -0-
     Pres. & CEO    1997      491,667          -0-          -0-            -0-            -0-             -0-             -0-


----------
(1) Mr. Wolk is employed and compensated under an employment agreement with URT which continues in effect until March 31, 2000. PEC receives the services of Mr. Wolk under the management agreements described above. Pursuant to such agreements, PEC is required to pay a salary to Mr. Wolk, and the amount so paid by PEC to Mr. Wolk is credited against the amount payable by URT to Mr. Wolk pursuant to the employment agreement between them (See "BUSINESS- Intercorporate Agreements").

Employment Contracts

     There are no employment contracts or severance agreements in place between PEC and any of its executive officers. However, pursuant to the arrangements described above, PEC is entitled to the services of Allan Wolk, its Chairman, President and Chief Executive Officer, through March 31, 2000, and PEC is obligated to pay a salary to him.

Compensation Committee Interlocks and Insider Participation

     PEC does not have a compensation committee or other board committee performing equivalent functions. During the 1999 fiscal year, all deliberations concerning executive officer compensation or any other arrangements between PEC and any executive officers were conducted by PEC's full board of directors, provided, however, that no director voted on compensation payable to him as an executive officer or any other arrangement between him and PEC.

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

     As of June 2, 1999, URT and its directors and officers owned approximately 93.5% of the issued and outstanding shares of the PEC common stock and URT owned all of PEC's issued and outstanding shares of Series A and Series B preferred stock. All of such shares of PEC stock are owned directly with voting and investment power.

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

     The following table contains information concerning the number of shares of each class of URT's common stock which was owned by each person who, as of June 2, 1999, owned, beneficially, more than 5% thereof, and the number of shares of each class of such stock owned beneficially, directly or indirectly, by each executive officer and director and by all directors and executive officers as a group on such date:

                                                             Amount & Nature
                                                              of Beneficial               Percent
Title of Class                    Name                          Ownership                 of Class
--------------                    ----                          ---------                 --------
Class A Common                        Executive Officers
Stock, par value                      and Directors
$.01 per share                        ------------------

                                  Allan Wolk                    3,194,186(1)                 29.4%
                                  Allan Wolk and
                                  Lawrence Strauss,
                                  as Trustees                      33,072(2)                    *

                                  Brian Wolk                       12,980(3)                    *

                                  Jason Wolk                       17,480(3)                    *

                                  All officers and
                                  directors as a
                                  group (3 persons)             3,257,718                    30.0%

                                      Other
                                      -----

                                  Scorpio Music, Inc.
                                  P. O. Box A
                                  Trenton, N.J. 08691           1,195,550(4)                 11.0%


Class B Common                        Executive Officers
Stock, par value                      and Directors
$.01 per share                        ------------------
                                  Allan Wolk                      786,654(5)                 58.4%
                                                               ----------
                                  All officers and
                                  directors as a group
                                  (1 person)                      786,654                    58.4%

*Less than one percent.

--------
     (1) Includes 3,150,786 shares owned by Allan Wolk, 25,920 shares owned by his wife and 17,480 shares held by him for his daughter. However, Mr. Wolk has renounced all voting and investment power with respect to those shares of URT which are held by him for his daughter. He believes that his wife will vote the shares owned by her in favor of proposals which he favors, but disclaims beneficial ownership of any shares owned by her or held for the benefit of his daughter.

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

     (4) Based on information supplied by URT's transfer agent. Does not include 160,000 shares reported in a Schedule 13D, dated June 14, 1989, as owned by John
T. Gervasoni, Scorpio Music, Inc.'s reported president and 100% shareholder, as to which no confirmation of ownership has been made by URT's transfer agent. The total of such 160,000 shares reported as owned by John T. Gervasoni and the 1,195,550 shares reported as owned by Scorpio Music Inc. is 1,355,550, or approximately 12.5% of the outstanding URT Common A shares.

     (5) Includes 780,174 shares owned by Allan Wolk and 6,480 shares owned by his wife. Mr. Wolk believes that his wife will vote the shares owned by her in favor of proposals which he favors, but disclaims beneficial ownership of such shares.

     As set forth in the above table and footnotes, Allan Wolk and members of his immediate family own approximately 30% or URT's Class A common stock and approximately 58% of URT's Class B common stock. The two classes of URT's common stock are identical except that each class votes separately so that all matters requiring the vote of stockholders require the approval of both classes of common stock voting as separate classes. By reason of such ownership and his position as Chairman of URT, Mr. Wolk may be deemed to have effective control of URT.

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

     In December, 1984, PEC entered into a long-term lease with Allan Wolk and Sheffield Wolk for premises owned by them in Orlando, Florida. The lease term commenced in December, 1984, and is for a period of twenty years with two additional five year terms. The lease is a triple net lease. The lease provides for a net minimum rental rate of $125,000 per annum from the rental commencement date through March 31, 1985; a rate of $140,000 per annum during the following five year period; a rate of $145,000 per annum during the next five year period; a rate of $160,000 during the next five year period; and increases of $5,000 during every five year period thereafter. Notwithstanding the foregoing, commencing with the sixth rental year, if net sales at the store during any rental year are less than a specified amount, the annual net minimum rental rate for such year will be the same as that which had been in effect during the preceding five year period. The lease was approved by disinterested directors and, in the opinion of management, is as reasonable as those which could have been obtained from unaffiliated third parties.

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

     In order to enable PEC to effect its Chapter 11 Plan of Reorganization in February, 1997, URT, in exchange for the issuance to it of 20,000,000 shares of PEC's authorized common stock (including 218,730 treasury shares), took the following steps: contributed $350,000 to the capital of PEC; waived an aggregate of $75,000 of dividends payable by PEC to URT with respect to the period running from January 1, 1996 to March 31, 1997; loaned $700,000 to PEC; and agreed that, subject to the terms of the Plan of Reorganization, it would guarantee the approximately $1,284,000 then payable to PEC's principal suppliers. In order to facilitate the issuance of such shares to URT, URT also waived its right to convert to common stock the Series A preferred stock of PEC which is owned by URT. The loan from URT was required to be paid back by PEC with interest at the prime rate charged by Chase Manhattan Bank, N.A..

     On or about November 29, 1997, URT, in order to further strengthen PEC's financial condition, agreed to forgive repayment of one-half of the $700,000 which was loaned by URT to PEC, together with the interest then accrued on the $350,000 so forgiven. On or about March 31, 1999, URT, in order to further strengthen PEC's financial condition, agreed to forgive the remaining $350,000 principal balance, excluding interest. Such interest is required to be repaid in accordance with the terms of the original loan documents described above.

     On or about September 15, 1998, URT loaned the sum of $150,000 to PEC. Such amounts were repaid by PEC to URT on or about December 24, 1998. On or about April 20, 1999, URT loaned the sum of $275,000 to PEC. Such amounts are required to be repaid on or before December 29, 1999.

     On or about July 22, 1998, two of the directors and officers of URT and PEC, Brian Wolk and Jason Wolk, each received from URT, in recognition of substantial services provided to URT and PEC, 1,200,000 shares of the PEC common stock owned by URT. Such shares were transferred subject to the condition that if either such individual should voluntarily leave the employ of PEC, or his employment is terminated by PEC for cause, during the 24 month period ending July 21, 2000, then such individual would be required to sell his 1,200,000 shares back to URT for the amount which the parties agreed to be the value of such 1,200,000 shares upon execution of the agreement. Such arrangements were approved by the directors of URT (with the affected individual abstaining as to the vote with respect to the arrangements with him).

                                     PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
           8-K

          (a)  The following documents are filed as part of this report.

                                                                            Page

               1.   Financial Statements

                    Table of Contents .......................................13

                    Independent Auditors' Report ............................14

                    Peaches Entertainment Corporation Financial
                    Statements:

                    Balance sheets as of March 28, 1998 and March 29,
                    1997 ....................................................15

                    Statements of operations for each of the years in
                    the three year period ended March 28, 1998 ..............16

                    Statements of shareholders' equity for each of the
                    years in the three year period ended March 28,
                    1998 ....................................................17

                    Statements of cash flows for each of the years in
                    the three year period ended March 28, 1998 ..............19

                    Notes to financial statements. ..........................21

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

10.75 Letter agreement dated March 17, 1997 between URT and PEC pertaining to salary of Allan Wolk, incorporated by reference to Exhibit 10(zzzz) to URT's 10- K Annual Report dated June 26, 1998.

10.76 Loan Forgiveness Agreement dated November 29, 1997 between URT and PEC, incorporated by reference to Exhibit 10.2 to URT's 10-K Annual Report dated June 26, 1998.

10.77 Letter agreement dated May 26, 1998 between URT and PEC pertaining to salary of Allan Wolk, incorporated by reference to Exhibit 10.3 to URT's 10-K Annual Report dated June 26, 1998.

10.78 Promissory Note dated September 15, 1998 made by PEC to URT, as payee, incorporated by reference to Exhibit 10.9 of URT's 10-K Annual Report dated July 19, 1999.

10.79 First Addendum to Lease dated September 30, 1998 between Allan Wolk and Sheffield Wolk, as Landlord, and PEC, as tenant, pertaining to Ft. Lauderdale Store, incorporated by reference to Exhibit 10.10 of URT's 10-K Annual Report dated July 19, 1999.

10.80 Loan Forgiveness Agreement dated November 29, 1998 between URT and PEC, incorporated by reference to Exhibit 10.11 of URT's 10-K Annual Report dated July 19, 1999.

10.81 Letter Agreement dated December 23, 1998 between URT and PEC pertaining to services of Allan Wolk, incorporated by reference to
          Exhibit 10.12 of URT's 10- K Annual Report dated July 19, 1999.

10.82 Promissory Note dated April 19, 1999 made by PEC to URT, as payee, incorporated by reference to Exhibit 10.15 of URT's 10-K Annual Report dated July 19, 1999.

10.84 Letter Agreement dated July 9, 1999 between URT and PEC pertaining to salary of Allan Wolk, incorporated by reference to Exhibit 10.16 of URT's 10-K Annual Report dated July 19, 1999.

27        Financial Data Schedule

          (b) Reports on Form 8-K.

          The Company filed a report on Form 8-K on or about February 16, 1999 for the purpose of reporting a filing delay with respect to a Report on Form 10-Q which has since been filed.

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

Dated:          July 26, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               Title                                                Date
               -----                                                ----

By:     s/Allan Wolk                                            July 26, 1999
        --------------------------------
        Allan Wolk,
        Chairman of the Board,
        President (Principal
        Executive Officer) and Director


By:     s/Brian Wolk                                            July 26, 1999
        --------------------------------
        Brian Wolk, Executive
        Vice President, Chief Legal
        Officer, General Manager-Store
        Operations & Merchanising,
        and Director

By:     s/Jason Wolk                                            July 26, 1999
        --------------------------------
        Jason Wolk, Executive
        Vice President, Chief Financial
        Officer (Principal Financial and
        Accounting Officer), Treasurer
        Secretary and Director