Form 10-Q
period 1999-07-03
PEACHES ENTERTAINMENT CORP
filed 1999-10-15
CIK 709197

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended July 3, 1999                       Commission File No. 0-12375


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


                                 YES [X]  NO [_]


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

At September 22, 1999, there were outstanding:

39,781,270 shares of common stock

                        PEACHES ENTERTAINMENT CORPORATION

                                      Index



PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Balance Sheets - July 3, 1999 (Unaudited),
          April 3, 1999 and June 27, 1998 (unaudited)                                       3

        Condensed Statements of Operations and Retained Deficit - Three Months Ended
          July 3, 1999 and June 27, 1998 (Unaudited)                                        4

        Condensed Statements of Cash Flows - Three Months Ended July 3, 1999 and June
          27, 1998 (Unaudited)                                                              5

        Notes to Condensed Financial Statements                                             6

Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                             8

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K 10

SIGNATURES                                                                                 11

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                        PEACHES ENTERTAINMENT CORPORATION

                            Condensed Balance Sheets

                  July 3, 1999, April 3, 1999 and June 27, 1998


                             Assets                                        July 3,            April 3,          June 27,
                                                                            1999               1999               1998
                                                                         -----------        -----------        -----------
                                                                         (unaudited)                           (unaudited)
Current assets:
    Cash and cash equivalents                                            $   676,593            615,665            607,096
    Inventories                                                            2,216,269          2,309,600          2,535,148
    Prepaid expenses and other current assets                                162,595            247,122            205,753
                                                                         -----------        -----------        -----------

           Total current assets                                            3,055,457          3,172,387          3,347,997

Property and equipment, net                                                1,248,717          1,235,570          1,431,922
Other assets                                                                 198,145            174,991            186,031
                                                                         -----------        -----------        -----------

                                                                         $ 4,502,319          4,582,948          4,965,950
                                                                         ===========        ===========        ===========

              Liabilities and Shareholders' Equity

Current liabilities:
    Current portion of long-term obligations                             $    91,872            108,280            652,665
    Current portion of due to Parent                                         290,185             15,185               --
    Accounts payable                                                       2,067,581          2,240,109          2,058,160
    Accrued liabilities                                                      678,232            680,193            729,775
                                                                         -----------        -----------        -----------

           Total current liabilities                                       3,127,870          3,043,767          3,440,600

Long-term obligations                                                        456,496            469,759            548,457
Due to parent                                                                 45,555             45,555            389,594
Deferred rent                                                                 79,044             63,030             63,988
                                                                         -----------        -----------        -----------

           Total liabilities                                               3,708,965          3,622,111          4,442,639

Shareholders' equity:
    Preferred stock, $100 par value; 50,000 shares authorized;
      5,000 shares issued and outstanding                                    500,000            500,000            500,000
    Common stock, $.01 par value; 40,000,000 shares authorized;
      39,781,270 shares issued                                               397,813            397,813            397,813
    Additional paid-in capital                                             2,024,190          2,039,190          1,734,190
    Retained deficit                                                      (2,128,649)        (1,976,166)        (2,108,692)
                                                                         -----------        -----------        -----------

           Total shareholders' equity                                        793,354            960,837            523,311
                                                                         -----------        -----------        -----------

Commitments and contingencies
                                                                         $ 4,502,319          4,582,948          4,965,950
                                                                         ===========        ===========        ===========


See accompanying notes to condensed financial statements.

                        PEACHES ENTERTAINMENT CORPORATION

             Condensed Statements of Operations and Retained Deficit

                Three months ended July 3, 1999 and June 27, 1998
                                   (Unaudited)

                                                                     July 3,           June 27,
                                                                      1999              1998
                                                                  ------------       -----------
Net sales                                                         $ 3,658,139          3,869,760
                                                                  -----------        -----------

Costs and expenses:
    Cost of sales                                                   2,176,328          2,318,804
    Selling, general and administrative expenses                    1,575,976          1,682,525
    Depreciation and amortization                                      47,781             57,961
                                                                  -----------        -----------

                                                                    3,800,085          4,059,290

            Loss from operations                                     (141,946)          (189,530)
                                                                  -----------        -----------

Other (expense) income:
    Interest expense                                                  (14,507)           (37,254)
    Interest income                                                     3,970              4,672
                                                                  -----------        -----------

                                                                      (10,537)           (32,582)

            Net loss                                                 (152,483)          (222,112)

Retained deficit, beginning of period                              (1,976,166)        (1,886,580)
                                                                  -----------        -----------

Retained deficit, end of period                                    (2,128,649)        (2,108,692)
                                                                  ===========        ===========

Basic and diluted loss per common share                           $     (0.01)             (0.01)
                                                                  ===========        ===========


See accompanying notes to condensed financial statements.

                        PEACHES ENTERTAINMENT CORPORATION

                       Condensed Statements of Cash Flows

                Three months ended July 3, 1999 and June 27, 1998
                                   (Unaudited)


                                                                                        July 3,           June 27,
                                                                                         1999               1998
                                                                                      ----------         ----------
Cash flows from operating activities:
    Net loss                                                                          $ (152,483)          (222,112)
                                                                                      ----------         ----------
    Adjustments to reconcile net loss to net cash used in operating activities:
          Depreciation and amortization                                                   47,781             57,961
          Deferred rent                                                                   16,014              1,154
          Changes in assets and liabilities affecting cash flows from operating activities:
               (Increase) decrease in:
                   Inventories                                                            93,331           (101,715)
                   Prepaid expenses and other current assets                              84,527            102,666
                   Other assets                                                          (23,154)            (5,106)
               Increase (decrease) in:
                   Accounts payable                                                     (172,528)            43,486
                   Accrued liabilities                                                    (1,961)           (92,895)
                                                                                      ----------         ----------

                     Net cash used in operating activities                              (108,473)          (216,561)
                                                                                      ----------         ----------

Cash flows from investing activities:
    Purchase of property and equipment                                                   (60,928)          (140,151)
                                                                                      ----------         ----------

                     Net cash used in investing activities                               (60,928)          (140,151)
                                                                                      ----------         ----------

Cash flows from financing activities:
    Repayment of long-term obligations                                                   (29,671)          (109,324)
    Dividends paid                                                                       (15,000)           (15,000)
    Due to Parent                                                                        275,000              7,438
                                                                                      ----------         ----------

                     Net cash provided by (used in) financing activities                 230,329           (116,886)
                                                                                      ----------         ----------

                     Net increase (decrease) in cash and cash equivalents                 60,928           (473,598)

Cash and cash equivalents, beginning of year                                             615,665          1,080,694
                                                                                      ----------         ----------

Cash and cash equivalents, end of period                                              $  676,593            607,096
                                                                                      ==========         ==========

Supplemental disclosures of cash flow information:
Cash paid during the period for interest                                              $   14,507             10,218
                                                                                      ==========         ==========


See accompanying notes to condensed financial statements.

                        PEACHES ENTERTAINMENT CORPORATION

                     Notes to Condensed Financial Statements

                         July 3, 1999 and June 27, 1998
                                   (unaudited)


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

     It is suggested that the accompanying unaudited condensed financial statements be read in conjunction with the financial statements and notes included in the Peaches Entertainment Corporation (the "Company") annual report on Form 10-K for the year ended April 3, 1999.

     As of July 3, 1999, the Company was a 87.5 percent-owned subsidiary of URT Industries, Inc. (the "Parent").

     The results of operations for the three months ended July 3, 1999, are not necessarily indicative of the operating results to be expected for the year ending April 1, 2000. The Company's business is seasonal in nature, with the highest sales and earnings historically occurring in the third quarter of its fiscal year, which includes the holiday selling season.

     Inventories, which consist of compact discs, tapes and accessories, are stated at the lower of cost (principally average) or market.

     Certain reclassifications have been made to the (unaudited) June 27, 1998 quarterly financial information to conform to the presentation used in the (unaudited) July 3, 1999 financial information.

(2)  Earnings Per Share

     Basic and diluted earnings (loss) per share have been computed by dividing net earnings (loss), less preferred dividends by the weighted average number of shares outstanding during the period.

     Basic and diluted loss per share were calculated as follows:

                                                  Three months      Three months
                                                     Ended             Ended
                                                     July 3,          June 27,
                                                      1999              1998
                                                  -------------     ------------

     Basic and diluted:
          Net loss less preferred dividends       $    (167,483)       (237,112)
                                                  =============     ===========

          Weighted average shares                    39,781,170      39,781,170
                                                  =============     ===========

     Basic and diluted loss per share                      (.01)           (.01)
                                                  =============     ===========


                                       6                             (Continued)

                        PEACHES ENTERTAINMENT CORPORATION

                     Notes to Condensed Financial Statements

                         July 3, 1999 and June 27, 1998
                                   (unaudited)


(3)  Income Taxes

     The Company follows Statement of Financial Accounting Standard ("SFAS") No. 109, Accounting for Income Taxes. The Company files a consolidated tax return with its Parent. Any applicable tax charge or credits are allocated on a separate return basis. For the three month period ended July 3, 1999, there was no (benefit) provision for income taxes as the Company has excess net operating loss carryforwards for federal income tax purposes.


                                       7                             (Continued)

                        PEACHES ENTERTAINMENT CORPORATION


Item 2. Management's Discussions and Analysis of Financial Condition and Results of Operations for the Three Months Ended July 3, 1999, Compared to the Three Months ended June 27, 1998.

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

                              RESULTS OF OPERATIONS

Sales. Net sales for the three months ended July 3, 1999 decreased by approximately 5.5 percent compared to the three months ended June 27, 1998. Such decrease is primarily attributable to a 4.7 percent decrease in comparable store sales.

Cost of Sales. The cost of sales for the first quarter of 2000 fiscal year was lower than that of the first quarter of 1999 fiscal year due principally to a decrease in net sales. Cost of sales as a percentage of net sales has decreased from 59.9 percent in the first quarter of 1999 fiscal year to 59.5 percent in the first quarter in 2000 fiscal year primarily due to an increase in certain retail selling prices and increases in purchase discounts.

Selling, General and Administrative. Selling, general and administrative (SG&A) expenses, including depreciation, in the first quarter of 2000 fiscal year decreased by 6.7 percent compared to the first quarter of 1999 fiscal year. Such decrease is primarily attributable to the fact that the Company operated one less store in the first quarter of fiscal 2000.. SG&A expenses as a percentage of net sales decreased from 45 percent in the first quarter of fiscal 1999 to
44.4 percent in the first quarter of fiscal 2000.

Net Loss. The Company incurred a net loss of approximately $152,000 in the first quarter of 2000 fiscal year versus a net loss of approximately $222,000 in the first quarter of 1999 fiscal year. The decrease in net loss is primarily attributable to the fact that the quarter ended June 27, 1998 included costs associated with the opening of one new store, an increase in gross profit percentage, a decrease in interest expense offset by a decrease in comparable store sales.


                                       8                             (Continued)

                        PEACHES ENTERTAINMENT CORPORATION


LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources. Cash generated from operations and cash equivalents are the Company's primary source of liquidity. Management anticipates that the cash generated from operations, cash equivalents on hand and financing will provide sufficient liquidity to maintain adequate working capital for operations. Management anticipates that it would use funds generated from operations as well as possible financing, for the opening of any new stores, which it may plan to open this fiscal year. For a discussion of uncertainties affecting the Company's liquidity and capital resources, see note 3 to the financial statements on form 10-K for the year ended April 3, 1999.

Long-Term Obligations. At July 3, 1999, the Company had long-term obligations of $456,496. Management anticipates that its ability to repay its long-term obligations will be satisfied primarily through funds generated from its operations.

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

Year 2000 Compliance. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have data-sensitive software may recognize a date using "00" as year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations. The Company has assessed that it is required to upgrade portions of its software which was originally purchased from outside vendors, so that its computer systems will properly utilize dates beyond December 31, 1999. The Company has purchased its upgraded software and expects that testing and implementation will be completed by October, 1999. The total anticipated cost of the upgrade of the Company's software is approximately $20,000. However, there can be no absolute assurance that the Company can successfully implement the necessary upgrades to its computer systems. Additionally, the Company is dependent on basic public infrastructure, such as telecommunications and utilities, in order to function normally. Significant long-term interruptions of this infrastructure could have an adverse effect on the operations of the Company. Additionally, the Company must rely on assurances from suppliers and vendors that their information systems and key services will be Year 2000 compliant, and the Company currently has no practical alternatives if these major suppliers experience problems. Therefore, even if the Company, in a timely manner, successfully implements the necessary changes to its computer systems, some problems may not be identified or corrected in time to prevent material adverse consequences or business interruptions to the Company, and there can be no absolute assurance that there will not be a material adverse effect on the Company's operations, liquidity or financial condition as a result of the Year 2000 issue.


                                       9                             (Continued)

                        PEACHES ENTERTAINMENT CORPORATION


                                OTHER INFORMATION


PART II

Item 6. Exhibits and Reports on Form 8-K

          (a)  Exhibits

                    27.0 Financial Data Schedule

          (b)  Reports on Form 8-K

                    A Form 8-K dated  September  10,  1999 was filed on or about
               September 13, 1999 for the purpose of reporting on the status of this 10-Q filing.


                                       10                            (Continued)

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


                                    PEACHES ENTERTAINMENT CORPORATION
                                    Registrant


Date:  10/14/99                     /s/ Allan Wolk
                                    --------------------------------------------
                                    Allan Wolk, Chairman of the Board, President
                                    (Principal Executive Officer)




Date:  10/14/99                     /s/ Jason Wolk
                                    --------------------------------------------
                                    Jason Wolk, Executive Vice President,
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)