Form 10-Q
period 1999-10-02
PEACHES ENTERTAINMENT CORP
filed 2000-01-18
CIK 709197

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended October 2, 1999                    Commission File No. 0-12375


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


At December 9, 1999, there were outstanding:


39,781,170 shares of common stock

                        PEACHES ENTERTAINMENT CORPORATION

                                      Index

PART I. FINANCIAL INFORMATION

 Item 1.  Financial Statements

   Condensed Balance Sheets - October 2, 1999, April 3, 1999 and September 26,
      1998 (Unaudited)                                                                      3

   Condensed Statements of Operations and Retained Deficit - Three Months Ended
      October 2, 1999 and September 26, 1998 (Unaudited)
                                                                                            4

   Condensed Statements of Operations and Retained Deficit - Six Months Ended
      October 2, 1999 and September 26, 1998 (Unaudited)
                                                                                            5

   Condensed Statements of Cash Flows - Six Months Ended October 2, 1999 and
      September 26, 1998 (Unaudited)                                                        6

   Notes to Condensed Financial Statements                                                  7

Item 2.  Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                                                9

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                                  11

SIGNATURES                                                                                 12

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                        PEACHES ENTERTAINMENT CORPORATION

                            Condensed Balance Sheets

              October 2, 1999, April 3, 1999 and September 26, 1998
                                   (unaudited)

                                                                  October 2,       April 3,     September 26,
                                                                     1999           1999           1998
                                                                  -----------    -----------    -----------
                                     Assets
Current assets:
    Cash and cash equivalents                                     $   567,991        615,665        451,890
    Inventories                                                     2,265,410      2,309,600      2,643,727
    Prepaid expenses and other current assets                         167,136        247,122        235,716
                                                                  -----------    -----------    -----------
                   Total current assets                             3,000,537      3,172,387      3,331,333
Property and equipment, net                                         1,220,362      1,235,570      1,391,511
Other assets                                                          195,709        174,991        187,726
                                                                  -----------    -----------    -----------
                                                                  $ 4,416,608      4,582,948      4,910,570
                                                                  ===========    ===========    ===========
                      Liabilities and Shareholders' Equity

Current liabilities:
    Current portion of long-term obligations                      $    75,494        108,280        573,038
    Current portion of due to Parent                                  485,185         15,185           --
    Accounts payable                                                2,121,371      2,240,109      2,093,655
    Accrued liabilities                                               602,092        680,193        972,639
                                                                  -----------    -----------    -----------
                   Total current liabilities                        3,284,142      3,043,767      3,639,332
Long-term obligations                                                 443,042        469,759        518,625
Due to parent                                                          45,555         45,555        397,031
Deferred rent                                                          84,043         63,030         62,950
                                                                  -----------    -----------    -----------
                   Total liabilities                                3,856,782      3,622,111      4,617,938
                                                                  -----------    -----------    -----------
Shareholders' equity:
    Preferred stock, $100 par value; 50,000 shares authorized;
       5,000 shares issued and outstanding                            500,000        500,000        500,000
    Common stock, $.01 par value; 40,000,000 shares authorized;
       39,781,170 shares issued                                       397,813        397,813        397,813
    Additional paid-in capital                                      2,009,190      2,039,190      1,719,190
    Retained deficit                                               (2,347,177)    (1,976,166)    (2,324,371)
                                                                  -----------    -----------    -----------
                   Total shareholders' equity                         559,826        960,837        292,632
Commitments and contingencies
                                                                  -----------    -----------    -----------
                                                                  $ 4,416,608      4,582,948      4,910,570
                                                                  ===========    ===========    ===========

See accompanying notes to condensed financial statements

                        PEACHES ENTERTAINMENT CORPORATION

             Condensed Statements of Operations and Retained Deficit

            Three months ended October 2, 1999 and September 26, 1998
                                   (Unaudited)

                                                     October 2,    September 26,
                                                        1999           1998
                                                     -----------    -----------
Net sales                                            $ 3,426,062      3,924,914
                                                     -----------    -----------
Cost and expenses:
    Cost of sales                                      1,958,344      2,336,793
    Selling, general and administrative expenses       1,624,191      1,711,791
    Depreciation and amortization                         49,228         58,378
                                                     -----------    -----------
                                                       3,631,763      4,106,962
          Loss from operations                          (205,701)      (182,048)
                                                     -----------    -----------
Other (expense) income:
    Interest expense                                     (14,198)       (35,008)
    Interest income                                        1,371          1,377
                                                     -----------    -----------
                                                         (12,827)       (33,631)
          Net loss before income taxes                  (218,528)      (215,679)
Provision for income taxes                                    --             --
                                                     -----------    -----------
          Net loss                                      (218,528)      (215,679)
Retained deficit, beginning of period                 (2,128,649)    (2,108,692)
                                                     -----------    -----------
Retained deficit, end of period                      $(2,347,177)    (2,324,371)
                                                     ===========    ===========
Basic and diluted earnings per share                 $     (0.01)         (0.01)
                                                     ===========    ===========

See accompanying notes to condensed financial statements.

                        PEACHES ENTERTAINMENT CORPORATION

             Condensed Statements of Operations and Retained Deficit

            Six months ended October 2, 1999 and September 26, 1998
                                   (Unaudited)

                                                     October 2,    September 26,
                                                        1999          1998
                                                     -----------    -----------
Net sales                                            $ 7,084,201      7,794,674
                                                     -----------    -----------
Costs and expenses:
    Cost of sales                                      4,134,672      4,655,597
    Selling, general and administrative expenses       3,200,167      3,394,316
    Depreciation and amortization                         97,009        116,339
                                                     -----------    -----------
                                                       7,431,848      8,166,252
                                                     -----------    -----------
          Loss from operations                          (347,647)      (371,578)
                                                     -----------    -----------
Other (expense) income:
    Interest expense                                     (28,705)       (72,262)
    Interest income                                        5,341          6,049
                                                     -----------    -----------
                                                         (23,364)       (66,213)
          Loss before income taxes                      (371,011)      (437,791)
Provision for income taxes                                    --             --
                                                     -----------    -----------
            Net loss                                    (371,011)      (437,791)
Retained deficit, beginning of period                 (1,976,166)    (1,886,580)
                                                     -----------    -----------
Retained deficit, end of  period                     $(2,347,177)    (2,324,371)
                                                     ===========    ===========
Basic and diluted loss per share                     $     (0.01)         (0.01)
                                                     ===========    ===========

See accompanying notes to condensed financial statements.

                        PEACHES ENTERTAINMENT CORPORATION

                       Condensed Statements of Cash Flows

             Six months ended October 2, 1999 and September 26, 1998
                                   (Unaudited)

                                                                        October 2,   September 26,
                                                                            1999          1998
                                                                         ----------    ----------
Cash flows from operating activities:
    Net loss                                                             $ (371,011)     (437,791)
                                                                         ----------    ----------
    Adjustments to reconcile net loss to net cash used in
     operating activities:
          Depreciation and amortization                                      97,009       116,339
          Deferred rent                                                      21,013           116
          Changes in assets and liabilities affecting cash flows from operating activities:
               (Increase) decrease in:
                   Inventories                                               44,190      (210,294)
                   Prepaid expenses and other current assets                 79,986        72,703
                   Other assets                                             (20,718)       (6,801)
               Increase (decrease) in:
                   Accounts payable                                        (118,738)       78,981
                   Accrued liabilities                                      (78,101)      149,969
                                                                         ----------    ----------
                     Net cash used in operating activities                 (346,370)     (236,778)
                                                                         ----------    ----------
Cash flows from investing activities:
    Purchase of property and equipment                                      (81,802)     (158,118)
                                                                         ----------    ----------
                     Net cash used in investing activities                  (81,802)     (158,118)
                                                                         ----------    ----------
Cash flows from financing activities:
    Repayment of long-term obligations                                      (59,502)     (218,783)
    Dividends paid                                                          (30,000)      (30,000)
    Due to parent                                                           470,000        14,875
                                                                         ----------    ----------
                   Net cash provided by (used in) financing activities      380,498      (233,908)
                                                                         ----------    ----------
                   Net decrease in cash and cash equivalents                (47,674)     (628,804)
Cash and cash equivalents, beginning of period                              615,665     1,080,694
                                                                         ----------    ----------
Cash and cash equivalents, end of period                                 $  567,991       451,890
                                                                         ==========    ==========
Supplemental disclosures of cash flow information:
    Cash paid during the period for interest                             $   28,705         9,707
                                                                         ==========    ==========


See accompanying notes to condensed financial statements.

                        PEACHES ENTERTAINMENT CORPORATION

                     Notes to Condensed Financial Statements

                     October 2, 1999 and September 26, 1998
                                   (unaudited)


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

     As of October 2, 1999, the Company was a 87.5 percent-owned subsidiary of URT Industries, Inc. (the "Parent").

     The results of operations for the six months ended October 2, 1999, are not necessarily indicative of the operating results to be expected for the year ending April 1, 2000. The Company's business is seasonal in nature, with the highest sales and earnings historically occurring in the third quarter of its fiscal year, which includes the holiday selling season.

     Inventories, which consist of compact discs, tapes and accessories, are stated at the lower of cost (principally average) or market.

     Certain reclassifications have been made to the (unaudited) September 26, 1998 quarterly financial information to conform to the presentation used in the (unaudited) October 2, 1999 financial information.

(2)  Earnings Per Share

     Basic and diluted  loss per share have been  computed by dividing net loss,
     less  preferred   dividends  by  the  weighted  average  number  of  shares
     outstanding during the period.

     Basic and diluted loss per share were calculated as follows:

                                                 Six months          Six months
                                                   Ended               Ended
                                                  October 2,       September 26,
                                                    1999                1998
                                                 -------------      -----------
Basic and diluted:
     Net loss less preferred dividends           $    (401,011)        (467,791)
                                                 =============      ===========

     Weighted average shares                        39,781,170       39,781,170
                                                 =============      ===========

Basic and diluted loss per share                          (.01)            (.01)
                                                 =============      ===========

                        PEACHES ENTERTAINMENT CORPORATION

                     Notes to Condensed Financial Statements

                     October 2, 1999 and September 26, 1998
                                   (unaudited)


(3)  Income Taxes

     The Company follows Statement of Financial Accounting Standard ("SFAS") No. 109, Accounting for Income Taxes. The Company files a consolidated tax return with its Parent. Any applicable tax charge or credits are allocated on a separate return basis. For the six month period ended October 2, 1999, there was no (benefit) provision for income taxes as the Company has excess net operating loss carryforwards for federal income tax purposes.

                        PEACHES ENTERTAINMENT CORPORATION


Item 2. Management's Discussions and Analysis of Financial Condition and Results of Operations for the Three Months and Six Months Ended October 2, 1999, Compared to the Six Months ended September 26, 1998.

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

                              RESULTS OF OPERATIONS

Sales. The Company's net sales decreased during the second quarter ended October 2, 1999 of the Company's fiscal year ended April 1, 2000 by 12.7 percent compared to the second quarter of fiscal 1999. A 5.6 percent decrease is primarily attributable to the fact that the Company operated one less store as well as a 7.1 percent comparable store decline. Sales for the twenty-six weeks ended October 2, 1999 were down by 9.1 percent which is primarily due to the fact that comparable sales for the twenty-six weeks ended October 2, 1999 were down 5.7 percent and a 3.4 percent decrease attributable to the Company operating one less store.

Cost of Sales. The Company's cost of sales as a percentage of net sales decreased from 59.5 percent in the previous year's second quarter to 57.1 percent for the second quarter ended October 2, 1999, as well as from 59.7 percent in the previous year's first twenty-six weeks to 58.4 percent in the current year's twenty-six weeks ended October 2, 1999. The decreases in cost of sales as a percentage of sales are primarily attributable to increases in certain retail prices.

Selling, General and Administrative. Selling, general and administrative (SG&A) expenses, including depreciation, in the second quarter of 2000 fiscal year decreased by 5.5 percent compared to the second quarter of 1999 fiscal year. SG&A expenses, including depreciation for the first six months of 2000 fiscal year decreased by 6.1 percent compared to the first six months of 1999 fiscal year. The above decreases are primarily attributable to the fact that the Company operated one less store in the first six months of fiscal 2000. SG&A expenses as a percentage of net sales increased to 48.8 percent for the second quarter ended October 2, 1999 compared to 45.1 percent in the prior year second quarter and SG&A expenses as a percentage of net sales increased from 45 percent in the first six months of fiscal 1999 to 46.5 percent in the first six months of fiscal 2000.

Net Loss. The Company incurred a net loss of approximately $219,000 for the second quarter ended October 2, 1999 compared to a net loss of approximately $216,000 for the second quarter ended September 26, 1998. The net loss for the twenty-six weeks ended October 2, 1999 was approximately $371,000 compared to a net loss of approximately $438,000 for the twenty-six weeks ended September 26, 1998. The decrease in net loss is primarily attributable to the fact that the twenty-six weeks ended September 26, 1998 included costs associated with opening of one new store. The reduction in net loss is also attributable to an increase in gross profit percentage, a decrease in interest expense offset by a decrease in comparable store sales.

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

Long-Term Obligations. At October 2, 1999, the Company had long-term obligations of $443,042. Management anticipates that its ability to repay its long-term obligations will be satisfied primarily through funds generated from its operations.

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

Year 2000 Compliance. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have data-sensitive software may recognize a date using "00" as year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations. The Company has assessed that it is required to upgrade portions of its software which was originally purchased from outside vendors, so that its computer systems will properly utilize dates beyond December 31, 1999. The Company has purchased its upgraded software and testing and implementation was completed in November 1999. The cost of the upgrade of the Company's was approximately $20,000. The cost of the new hardware was approximately $40,000. Additionally, the Company is dependent on basic public infrastructure, such as telecommunications and utilities, in order to function normally. Significant long-term interruptions of this infrastructure could have an adverse effect on the operations of the Company. Additionally, the Company must rely on assurances from suppliers and vendors that their information systems and key services will be Year 2000 compliant, and the Company currently has no practical alternatives if these major suppliers experience problems. Therefore, even if the Company, in a timely manner, successfully implements the necessary changes to its computer systems, some problems may not be identified or corrected in time to prevent material adverse consequences or business interruptions to the Company, and there can be no absolute assurance that there will not be a material adverse effect on the Company's operations, liquidity or financial condition as a result of the Year 2000 issue.

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


                                  PEACHES ENTERTAINMENT CORPORATION
                                  Registrant


Date:  ____________________       --------------------------------------------
                                  Allan Wolk, Chairman of the Board, President
                                  (Principal Executive Officer)




Date:  ____________________       ---------------------------------------------
                                  Jason Wolk, Executive Vice President,
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)