Form 10-Q
period 2000-01-01
PEACHES ENTERTAINMENT CORP
filed 2000-03-21
CIK 709197

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended January 1, 2000                    Commission File No. 0-12375


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


At February 25, 2000, there were outstanding:

39,781,270 shares of common stock

                        PEACHES ENTERTAINMENT CORPORATION

                                      Index


PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

          Condensed Balance Sheets - January 1, 2000, April 3, 1999 and
            December 26, 1998 (Unaudited)                                        3

          Condensed Statements of Operations and Retained Deficit - Three
            Months Ended January 1, 2000 and December 26, 1998 (Unaudited)       4

          Condensed Statements of Operations and Retained Deficit - Nine
            Months Ended January 1, 2000 and December 26, 1998 (Unaudited)       5

          Condensed Statements of Cash Flows - Nine Months Ended
            January 1, 2000 and December 26, 1998 (Unaudited)                    6

          Notes to Condensed Financial Statements                               7-8

     Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                 9-10

PART II. OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K                                    11

SIGNATURES                                                                       12

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                        PEACHES ENTERTAINMENT CORPORATION

                            Condensed Balance Sheets

              January 1, 2000, April 3, 1999 and December 26, 1998
                                  (unaudited)


                                                                         January 1,        April 3,      December 26,
                                                                            2000             1999           1998
                                                                         -----------     -----------     ------------
                              Assets
Current assets:
    Cash and cash equivalents                                            $ 1,423,441         615,665       1,576,469
    Inventories                                                            2,240,646       2,309,600       2,821,832
    Prepaid expenses and other current assets                                256,997         247,122         263,578
                                                                         -----------     -----------     -----------
                   Total current assets                                    3,921,084       3,172,387       4,661,879

Property and equipment, net                                                1,205,126       1,235,570       1,345,558
Other assets                                                                 199,506         174,991         184,369
                                                                         -----------     -----------     -----------
                                                                         $ 5,325,716       4,582,948       6,191,806
                                                                         ===========     ===========     ===========

                    Liabilities and Shareholders' Equity
Current liabilities:
    Current portion of long-term obligations                             $    59,149         108,280         493,436
    Current portion of due to Parent                                         290,185          15,185            --
    Accounts payable                                                       2,822,683       2,240,109       3,033,582
    Accrued liabilities                                                      763,844         680,193       1,019,828
                                                                         -----------     -----------     -----------
                   Total current liabilities                               3,935,861       3,043,767       4,546,846
Long-term obligations                                                        429,388         469,759         488,625
Due to parent                                                                 45,555          45,555         413,466
Deferred rent                                                                 96,000          63,030          61,911
                                                                         -----------     -----------     -----------
                   Total liabilities                                       4,506,804       3,622,111       5,510,848
                                                                         -----------     -----------     -----------

Shareholders' equity:
    Preferred stock, $100 par value; 50,000 shares authorized;
       5,000 shares issued and outstanding                                   500,000         500,000         500,000
    Common stock, $.01 par value; 40,000,000 shares authorized;
       39,781,170 shares issued                                              397,813         397,813         397,813
    Additional paid-in capital                                             1,994,190       2,039,190       1,704,190
    Retained deficit                                                      (2,073,091)     (1,976,166)     (1,921,045)
                                                                         -----------     -----------     -----------
                   Total shareholders' equity                                818,912         960,837         680,958
Commitments and contingencies
                                                                         -----------     -----------     -----------
                                                                         $ 5,325,716       4,582,948       6,191,806
                                                                         ===========     ===========     ===========


See accompanying notes to condensed financial statements.

                        PEACHES ENTERTAINMENT CORPORATION

             Condensed Statements of Operations and Retained Deficit

                     Three months ended January 1, 2000 and
                                December 26, 1998
                                   (Unaudited)


                                                      January 1,    December 26,
                                                         2000           1998
                                                     -----------    -----------
Net sales                                            $ 4,617,637      5,331,522
                                                     -----------    -----------
Cost and expenses:
    Cost of sales                                      2,710,500      3,141,285
    Selling, general and administrative expenses       1,592,155      1,692,210
    Depreciation and amortization                         29,930         58,429
                                                     -----------    -----------
                                                       4,332,585      4,891,924

          Income from operations                         285,052        439,598
                                                     -----------    -----------
Other (expense) income:
    Interest expense                                     (13,995)       (37,312)
    Interest income                                        3,029          1,040
                                                     -----------    -----------
                                                         (10,966)       (36,272)

          Net income before income taxes                 274,086        403,326

Provision for income taxes                                  --             --
                                                     -----------    -----------
          Net income                                     274,086        403,326

Retained deficit, beginning of period                 (2,347,177)    (2,324,371)
                                                     -----------    -----------
Retained deficit, end of period                      $(2,073,091)    (1,921,045)
                                                     ===========    ===========
Basic and diluted earnings per share                 $      0.01           0.01
                                                     ===========    ===========


See accompanying notes to condensed financial statements.

                        PEACHES ENTERTAINMENT CORPORATION

            Condensed Statements of Operations and Retained Deficit

             Nine months ended January 1, 2000 and December 26, 1998
                                   (Unaudited)


                                                    January 1,      December 26,
                                                       2000             1998
                                                   ------------    ------------
Net sales                                          $ 11,701,838      13,126,196
                                                   ------------    ------------
Costs and expenses:
    Cost of sales                                     6,845,172       7,796,882
    Selling, general and administrative expenses      4,792,322       5,086,526
    Depreciation and amortization                       126,939         174,768
                                                   ------------    ------------
                                                     11,764,433      13,058,176
                                                   ------------    ------------
          (Loss) income from operations                 (62,595)         68,020
                                                   ------------    ------------
Other (expense) income:
    Interest expense                                    (42,700)       (109,574)
    Interest income                                       8,370           7,089
                                                   ------------    ------------
                                                        (34,330)       (102,485)

          Net loss before income taxes                  (96,925)        (34,465)

Provision for income taxes                                 --              --
                                                   ------------    ------------
            Net loss                                    (96,925)        (34,465)

Retained deficit, beginning of period                (1,976,166)     (1,886,580)
                                                   ------------    ------------
Retained deficit, end of  period                   $ (2,073,091)     (1,921,045)
                                                   ============    ============
Basic and diluted loss per share                   $       --              --
                                                   ============    ============


See accompanying notes to condensed financial statements.

                        PEACHES ENTERTAINMENT CORPORATION

                       Condensed Statements of Cash Flows

             Nine months ended January 1, 2000 and December 26, 1998
                                   (Unaudited)


                                                                               January 1,     December 26,
                                                                                  2000            1998
                                                                              -----------     ------------
Cash flows from operating activities:
    Net loss                                                                  $   (96,925)        (34,465)
                                                                              -----------     -----------
    Adjustments  to  reconcile  net  loss  to net  cash  provided  by operating activities:
          Depreciation and amortization                                           126,939         174,768
          Deferred rent                                                            32,970            (923)
          Changes in assets and liabilities affecting cash flows from operating activities:
               (Increase) decrease in:
                   Inventories                                                     68,954        (388,399)
                   Prepaid expenses and other current assets                       (9,875)         44,841
                   Other assets                                                   (24,515)         (3,444)
               Increase (decrease) in:
                   Accounts payable                                               582,574       1,018,908
                   Accrued liabilities                                             83,651         197,158
                                                                              -----------     -----------
                     Net cash provided by operating activities                    763,773       1,008,444
                                                                              -----------     -----------

Cash flows from investing activities:
    Purchase of property and equipment                                            (96,496)       (170,594)
                                                                              -----------     -----------
                     Net cash used in investing activities                        (96,496)       (170,594)
                                                                              -----------     -----------
Cash flows from financing activities:
    Repayment of long-term obligations                                            (89,501)       (328,385)
    Dividends paid                                                                (45,000)        (45,000)
    Due to parent                                                                 275,000          31,310
                                                                              -----------     -----------
                   Net cash provided by (used in) financing activities            140,499        (342,075)
                                                                              -----------     -----------
                   Net increase in cash and cash equivalents                      807,776         495,775

Cash and cash equivalents, beginning of period                                    615,665       1,080,694
                                                                              -----------     -----------
Cash and cash equivalents, end of period                                      $ 1,423,441       1,576,469
                                                                              ===========     ===========
Supplemental disclosures of cash flow information:
    Cash paid during the period for interest                                  $    42,700          28,600
                                                                              ===========     ===========


See accompanying notes to condensed financial statements.

                        PEACHES ENTERTAINMENT CORPORATION

                     Notes to Condensed Financial Statements

                      January 1, 2000 and December 26, 1998
                                   (unaudited)


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

     As of January 1, 2000, the Company was a 87.5 percent-owned subsidiary of URT Industries, Inc. (the "Parent").

     The results of operations for the nine months ended January 1, 2000, are not necessarily indicative of the operating results to be expected for the year ending April 1, 2000. The Company's business is seasonal in nature, with the highest sales and earnings historically occurring in the third quarter of its fiscal year, which includes the holiday selling season.

     Inventories, which consist of compact discs, tapes and accessories, are stated at the lower of cost (principally average) or market.

     Certain reclassifications have been made to the (unaudited) December 26, 1998 quarterly financial information to conform to the presentation used in the (unaudited) January 1, 2000 financial information.

(2)  Earnings Per Share

     Basic and diluted  loss per share have been  computed by dividing net loss,
     less  preferred   dividends  by  the  weighted  average  number  of  shares
     outstanding during the period.

     Basic and diluted loss per share were calculated as follows:

                                               Nine months       Nine months
                                                  Ended             Ended
                                                January 1,       December 26,
                                                   2000              1998
                                               -----------       ------------

Basic and diluted:
     Net loss less preferred dividends         $   (141,925)         (79,465)
                                               ============      ===========

     Weighted average shares                     39,781,270       39,781,170
                                               ============      ===========

Basic and diluted loss per share                     (--)             (--)
                                               ============      ===========


                                                                     (Continued)

                        PEACHES ENTERTAINMENT CORPORATION

                     Notes to Condensed Financial Statements

                      January 1, 2000 and December 26, 1998
                                   (unaudited)


(3)  Income Taxes

     The Company follows Statement of Financial Accounting Standard ("SFAS") No. 109, Accounting for Income Taxes. The Company files a consolidated tax return with its Parent. Any applicable tax charge or credits are allocated on a separate return basis. For the nine month period ended January 1, 2000, there was no provision for income taxes as the Company has excess net operating loss carryforwards for federal income tax purposes.


                                                                     (Continued)

                        PEACHES ENTERTAINMENT CORPORATION


Item 2. Management's Discussions and Analysis of Financial Condition and Results of Operations for the Three Months and Nine Months Ended January 1, 2000, Compared to the Nine Months ended December 26, 1998.

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

                              RESULTS OF OPERATIONS

Sales. The Company's net sales decreased during the third quarter ended January 1, 2000 of the Company's fiscal year ended April 1, 2000 by $713,885 or 13.4 percent compared to the third quarter of fiscal 1999. Comparable store sales for the third quarter were down 7.9 percent. Sales for the thirty-nine weeks ended January 1, 2000 decreased by $1,424,358 or 10.9 percent which is primarily due to the fact the Company operated one more store in the third quarter of fiscal 1999 as well as the fact that comparable sales for the thirty-nine weeks ended January 1, 2000 were down 6.3 percent.

Cost of Sales. The Company's cost of sales as a percentage of net sales decreased from 58.9 percent in the previous year's third quarter to 58.7 percent for the third quarter ended January 1, 2000, as well as from 59.4 percent in the previous year first thirty-nine weeks to 58.5 percent in the current years thirty-nine weeks ended January 1, 2000. The decreases in cost of sales as a percentage of sales is primarily attributable to increases in certain retail prices.

Selling, General and Administrative. Selling, general and administrative ("SG&A") expenses, including depreciation, expressed as a percentage of net sales increased to 35.1 percent for the third quarter ended January 1, 2000 compared to 32.8 percent in the prior year third quarter. The increase is primarily attributable the decrease in net sales offset by a decrease in comparable store expenses of 2.5 percent. Selling, general and administrative expenses including depreciation, expressed as a percentage of net sales increased to 42 percent for the thirty-nine weeks ended January 1, 2000 compared to 40.1 percent in the thirty-nine weeks ended December 26, 1998. The increase is primarily attributable to the decrease in net sales offset by a decrease in comparable store expenses of 6.3 percent.

Net Income (Loss). The Company had net income of approximately $274,000 for the third quarter ended January 1, 2000 compared to net income of approximately $403,000 for the third quarter ended December 26, 1998. The decrease in net income is primarily attributable to the decrease in net sales discussed above. The net loss for the thirty-nine weeks ended January 1, 2000 was approximately $97,000 compared to a net loss of approximately $34,000 for the thirty-nine weeks ended December 26, 1998. The increase in net loss is primarily attributable to the decrease in net sales discussed above.


                                                                     (Continued)

                        PEACHES ENTERTAINMENT CORPORATION


LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources. Cash generated from operations and cash equivalents are the Company's primary source of liquidity. Management anticipates that the cash generated from operations, cash equivalents on hand and financing will provide sufficient liquidity to maintain adequate working capital for operations. Management anticipates that it would use funds generated from operations as well as possible financing, for the opening of any new stores, which it may plan to open. For a discussion of uncertainties affecting the Company's liquidity and capital resources, see note 3 to the financial statements on form 10-K for the year ended April 3, 1999.

Long-Term Obligations. At January 1, 2000, the Company had long-term obligations of $429,388. Management anticipates that its ability to repay its long-term obligations will be satisfied primarily through funds generated from its operations.

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

Year 2000 Compliance. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have data-sensitive software may recognize a date using "00" as year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations. The Company has assessed that it is required to upgrade portions of its software which was originally purchased from outside vendors, so that its computer systems will properly utilize dates beyond December 31, 1999. The Company has purchased its upgraded software and testing and implementation was completed in November 1999. The cost of the upgrade of the Company's software was approximately $20,000. The cost of the new hardware was approximately $40,000. Additionally, the Company is dependent on basic public infrastructure, such as telecommunications and utilities, in order to function normally. Significant long-term interruptions of this infrastructure could have an adverse effect on the operations of the Company. Additionally, the Company must rely on assurances from suppliers and vendors that their information systems and key services will be Year 2000 compliant, and the Company currently has no practical alternatives if these major suppliers experience problems. Therefore, even if the Company, in a timely manner, successfully implements the necessary changes to its computer systems, some problems may not be identified or corrected in time to prevent material adverse consequences or business interruptions to the Company, and there can be no absolute assurance that there will not be a material adverse effect on the Company's operations, liquidity or financial condition as a result of the Year 2000 issue. The Company has not had any failures or disruptions to its financial and operating systems as of the date of this filing.



                                       10                            (Continued)

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


                                   PEACHES ENTERTAINMENT CORPORATION
                                   Registrant


Date:
      ---------------------        --------------------------------------------
                                   Allan Wolk, Chairman of the Board, President
                                   (Principal Executive Officer)




Date:
      ---------------------        --------------------------------------------
                                   Jason Wolk, Executive Vice President,
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)