Form 10-K
period 2000-04-01
PEACHES ENTERTAINMENT CORP
filed 2000-11-22
CIK 709197

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the fiscal year ended April 1, 2000              Commission File No. 0-12375


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

                              YES [ ]   NO [X]

The aggregate market value (based on the average closing bid and asked prices) of the voting stock held by non-affiliates of the registrant was, as of June 1, 2000, approximately $128,000.

As of June 1, 2000 the registrant's transfer agent reported as issued and outstanding:

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

     URT Industries, Inc. ("URT"), a Florida corporation, and certain of its directors and officers presently own approximately 94% of PEC's issued and outstanding shares of common stock and all of its issued and outstanding shares of preferred stock, and control PEC. The remaining approximately 6% of PEC's issued and outstanding shares of common stock is owned by non-affiliated persons.

The Peaches Stores

     The following table sets forth the number of "Peaches" stores (the "'Peaches' stores") which were open at the beginning of the year, which opened during the year, which closed during the year and which were open at the end of the year, with respect to PEC's last five complete fiscal years ending with the fiscal year ended April 1, 2000 (the "2000 fiscal year"):

                                      2000     1999      1998      1997     1996
                                      ----     ----      ----      ----     ----
Number of stores:

At beginning of period                 12       12        13        13       19
Opened during period                    0        1         0         0        0
Closed during period                    0       (1)       (1)        0       (6)
                                      ---      ---       ---       ---      ---

   At end of period                    12       12        12        13       13

     Subsequent to the close of the 2000 fiscal year, PEC closed one of its stores for which the lease expired. The eleven "Peaches" stores which are in operation are located in the following four states: Florida (five stores), Virginia (three stores), North Carolina (two stores), and Alabama (one store). The utilized space of the stores ranges from approximately 7,000 square feet to approximately 14,000 square feet. Each store either has its own parking area or is located in a shopping center which provides parking. PEC has options to renew most of its leases for various periods. Two of the Florida stores, one in Fort Lauderdale and the other in Orlando, are currently leased from the Chairman of PEC and his brother, a former director of PEC. (See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS").

     For information concerning real property owned by PEC, see "Properties".

E-Commerce

     In July 2000, PEC launched its e-commerce site, www.peachesmusic.com. The site offers over 250,000 different items, including compact discs, cassettes, DVD's as well as digital downloading. As of the date of this filing, the web site has not had a material impact on PEC's financial condition or results of operations.

Trademarks

     PEC is the registered owner of and owns nationwide rights to the tradename, service mark and trademark "PEACHES" (the "Trademarks") in connection with the operation of the Retail Business.

Operation of the Peaches Stores

     The "Peaches" stores are all similar in appearance. They have distinct, wood paneled interiors, are decorated in a manner which identifies them as "Peaches" stores and carry a wide selection of prerecorded music as well as recorded and blank video tapes, accessory items and specialty items such as T-shirts and crates. Some stores are free standing and others are contiguous to other stores in shopping centers. At present, each "Peaches" store is managed by an individual director who is responsible for re-orders of merchandise and displaying merchandise sold in the store, hiring and firing personnel and other matters relating to store administration. Certain other matters, including pricing, relationships with landlords and the purchase and allocation of new releases, are handled by the home office. PEC has a computerized inventory control system in place at each of its stores.

     The vast majority of PEC's products are purchased directly from the five major music distributors. Such distributors are: BMG(Bertelsman Music Group), EMD (EMI Music Distribution), Sony Music, Universal Distribution and WEA (Warner/Elektra/Atlantic). PEC does not have material long-term purchase agreements with any of such distributors. Such arrangement is typical in the industry.

     Purchases from given suppliers are, to a great extent, determined by which of them are manufacturing or distributing the most popular prerecorded music products at a given time, as well as the credit and other terms on which such suppliers are willing to sell to PEC. PEC is not obligated to purchase merchandise from any supplier. It has numerous alternate sources of supply for inventory. However, a loss of one of its principal suppliers may have a materially adverse effect on PEC's financial condition and results of operations.

     Merchandise is delivered directly by suppliers to the stores. The usual terms received by PEC from suppliers provide for payment to be made within 60 days from the end of the month in which a purchase was made. In addition, PEC normally receives an additional 30 to 120 days to pay for certain purchases during the course of the year. Such terms are usual in the industry.

     Under current industry procedure, PEC is able to return merchandise, subject to certain limitations, to all of its major suppliers, who charge a penalty if returns exceed certain percentages of the dollar amounts of gross purchases. Such return policies do not have a materially adverse effect on PEC's business.

     Advertising in local newspapers and media is determined by consultation between each store director and PEC management. PEC also engages in cooperative advertising with suppliers who pay a portion of the cost. In addition to the director, each "Peaches" store is staffed with managers, cashiers and sales and stock room personnel. The stores are open seven days a week.

     Quarterly results are affected by the timing of holidays, the timing and strength of new releases, new store openings/closings and sales performance of existing stores. During the 2000 fiscal year, sales between April and June were approximately 24% of total sales; sales between July and September were approximately 22% of total sales; sales between October and December were approximately 30% of total sales; and sales between January and March were approximately 24% of total sales.

Competition

     The retail sale of prerecorded music and video products is highly competitive. There are hundreds of retail, department, discount and variety stores and supermarkets which offer such merchandise to the public. PEC's share of the retail market in the Southeastern United States is not significant. In recent years, in addition to usual competition, there has been a proliferation of non-traditional music outlets, such as appliance retailers and super bookstores, some of whom have used very aggressive price cutting tactics including selling some products below actual cost in order to attract customers and sell non-music and video products. In addition, the expansion of e-commerce has resulted in competition from outside the normal geographic spheres of competition.

Employees

     As of the last day of the 2000 fiscal year, PEC had approximately 220 employees. It is not a party to any collective bargaining agreements. Relations with employees have been satisfactory and there have been no work stoppages.

Management Agreements

     During the 2000 fiscal year, as in the prior fiscal year, there were three agreements in place pertaining to the management of PEC. Two of such agreements were between URT and PEC and the third was between URT and Allan Wolk, URT's Chairman, President and Chief Executive Officer. Pursuant to such agreements (hereinafter collectively referred to as the "Management Agreements") the following arrangements were in effect: URT was required to provide to PEC during such period the services of Mr. Wolk as PEC's Chairman, President and Chief Executive Officer; PEC was required to pay to Mr. Wolk during such period, so long as he continued to provide such services, a salary in the amount described below; the amount so paid by PEC to Mr. Wolk pursuant to such arrangements was credited against the amount payable by URT to Mr. Wolk pursuant to the employment agreement between them (see "EXECUTIVE COMPENSATION" below); and URT and PEC were required to continue to equitably apportion taxes so long as they continue to file a consolidated federal return. The salary payable by PEC to Mr. Wolk pursuant to the Management Agreements, as revised by further agreement between URT and PEC, was $250,000 during the 1999 fiscal year and $248,000 during the 2000 fiscal year.

     The Management Agreements expired on March 31, 2000 but have been extended by URT and PEC on a month-to-month basis during the current fiscal year pending the negotiation and preparation of proposed replacement agreements. Such extension has been on the same terms as the Management Agreements, except that the compensation payable by PEC to Mr. Wolk has been further reduced to a rate of $240,000 per annum during the period of such negotiations pursuant to an oral understanding between the two companies.

     During both the 2000 and 1999 fiscal years, Mr. Wolk devoted approximately 75% of his contractual working time to the business of PEC.

Item 2. PROPERTIES

     PEC's headquarters are located in Hallandale, Florida in a building which is leased by PEC. Such building contains a total of approximately 6,000 square feet of office space.

     PEC owns real property in Mobile, Alabama on which it constructed and operates a "Peaches" store. Such property is subject to a first mortgage on the part of an institutional lender, and is also subject to mortgages on the part of URT and Allan Wolk (see "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS").

     All "Peaches" stores, other than the Mobile, Alabama store discussed immediately above, are leased. For information concerning such other stores operated by PEC, see "BUSINESS--The Peaches Stores".

     As part of its on-going long term strategic planning, PEC may sell its leasehold interest(s) in one or more of its stores.

Item 3. LEGAL PROCEEDINGS

     In February, 2000, PEC amicably resolved a lawsuit with one of its landlords which had been commenced by PEC in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, about representations made by the landlord to PEC concerning the shopping center in which one of PEC's Orlando stores is located.

     Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

     PEC's Common Stock is quoted by market makers on the over-the-counter market. The following table sets forth the closing high and low, bid and asked quotations for PEC's Common Stock for the calendar periods indicated, based on information supplied by Pink Sheets LLC:

                                         Bid Prices        Asked Prices
                                        -------------     -------------
                                        High      Low     High      Low
1998

      Quarter ended March 31,           .001     .001     .05       .05
      Quarter ended June 30,            .001     .001     .10       .05
      Quarter ended September 30,       .01      .001     .10       .08
      Quarter ended December 31,        .01      .01      .08       .08

1999

      Quarter ended March 31            .06      .01      .125      .08
      Quarter ended June 30,            .03125   .03125   .09       .09
      Quarter ended Sept. 30,           .03125   .02      .09       .05
      Quarter ended Dec. 31,            .02      .01      .05       .02

2000

      Quarter ended March 31,           .20      .01      .28125    .02
      Quarter through June 1,           .05      .04      .07       .06

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

Approximate Number of Equity Security Holders

     The following table indicates the approximate number of holders of record of each class of PEC's common equity securities as of June 1, 2000, based on information supplied by PEC's transfer agent:

                                                        Number of Record
          Title of Class                                    Holders
          --------------                                ---------------

          Common Stock, $.01 par value                      1,435

Item 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial data and other operating information of the Company. The selected financial data should be read in conjunction with the financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                                     April 1,        April 3,        March 28,       March 29,       March 30,
                                                       2000            1999            1998            1997            1996
                                                       ----            ----            ----            ----            ----
Operating Statement Data:

   Net sales                                      $ 15,377,711    $ 17,480,467    $ 17,077,501    $ 18,109,119    $ 23,626,489

   Net loss                                           (269,521)        (89,586)       (468,209)       (865,313)     (2,416,051)

   Basic and diluted earnings per share (1)                 --              --           (0.01)          (0.04)          (0.12)

   Weighted average number of common
      shares outstanding (1)                        39,781,270      39,781,270      39,781,270      20,055,243      19,781,270

Balance Sheet Data:

   Working capital excluding liabilities
      subject to compromise in 1996                   (133,392)        128,620         252,883       1,513,459       6,083,691

   Total assets                                      4,212,606       4,582,948       5,353,203       6,170,065       9,442,616

   Current portion of long-term
      obligations                                      329,234         108,280         732,319         730,239         124,774

   Long-term obligations                               415,525         469,759         578,127       1,337,190         810,367

   Shareholders' equity                                631,316         960,837         760,423         913,913       1,429,226

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

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

From time to time, PEC (sometimes referred to herein as the "Company") may make certain statements that contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995). Words such as "believe", "anticipate", "estimate", "project" and similar expressions are intended to identify such forward-looking statements. Forward- looking statements may be made by management orally or in writing, including, but not limited to, in press releases, as part of this Management's Discussion and Analysis of Financial Condition and Results of Operations and as a part of other sections of this Annual Report or other filings. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their respective dates, and are subject to certain risks, uncertainties and assumptions. These risks include, but are not limited to: changes in the competitive environment for the Company's products, including the entry or exit of non- traditional retailers of the Company's products to or from its markets; the release by the music industry of an increased or decreased number of "hit releases"; general economic factors in markets where the Company's products are sold; and other factors discussed in this filing and the Company's other filings. Should one or more of these risks or uncertainties materialize, or should any of the underlying assumptions prove incorrect, actual results of current and future operations may vary materially from those anticipated, estimated or projected.

Results of Operations

FISCAL YEAR ENDED APRIL 1, 2000 ("fiscal 2000") COMPARED TO FISCAL YEAR ENDED APRIL 3, 1999 ("fiscal 1999")

     Net Sales. The Company's net sales decreased during fiscal 2000 by $2.1 million or 12%. Factors that contributed to the decrease are a 6.4% decline in comparable store sales, the fact that the Company operated one more store during most of fiscal 1999, as well as the fact that fiscal 1999 was a 53 week year compared to fiscal 2000 which was a 52 week year.

     Cost of Sales. The Company's cost of sales as a percentage of net sales decreased from 59.3% in fiscal 1999 to 58.1% in fiscal 2000. The decrease is primarily due to increases in certain retail selling prices.

     Expenses. Selling, general and administrative expenses (SG&A), including depreciation, increased as a percentage of net sales from 40.5% in fiscal 1999 to 43.4% in fiscal 2000. The increase is primarily due to the decrease in sales.

FISCAL 1999 COMPARED TO FISCAL YEAR ENDED MARCH 28, 1998
("fiscal 1998")

     Net Sales. The Company's net sales for 1999 increased $403,000 or 2.4% compared to 1998. The increase is primarily due to the fact that the Company operated one more store for a portion of 1999 offset by a comparable store decrease of 1.6 %.

     Cost of Sales. The Company's cost of sales, as a percentage of net sales, decreased from 61.5 % in 1998 to 59.3 % in 1999. Such decrease is primarily attributable to an increase in certain retail prices and increases in purchase discounts.

     Expenses. Selling, general and administrative expenses, including depreciation, expressed as a percentage of net sales increased to 40.5% in 1999 compared to 39.9% in 1998. The increase is primarily attributable to expenses incurred throughout the Company's first quarter of 1999 relating to the new store that did not actually open until after the first quarter began.

FISCAL 1998 COMPARED TO FISCAL YEAR ENDED MARCH 29, 1997
("fiscal 1997")

     Net sales. Net sales for 1998 decreased by 5.7% compared to 1997. Such decrease is attributed to a 3.2% decrease in comparable store sales, and a 2.5% decrease in sales due to one store that closed in 1998.

     Cost of Sales. The cost of sales for 1998 was lower than that for 1997 due principally to a decrease in net sales. Cost of sales as a percentage of net sales decreased from 63.2% in 1997 to 61.4% in 1998 due principally to the fact that during the first quarter of 1998 the Company began to receive discounts associated with normal trade terms as a result of the confirmation of its Amended Plan of Reorganization ("Plan of Reorganization") on January 17, 1997, following its voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code (the "Chapter 11 proceeding"). Such decrease is also attributed to increases in other purchase discounts and an increase in certain retail selling prices.

     Expenses. Selling, general and administrative expenses, including depreciation and amortization ("SG&A") in 1998 decreased by 10.1% compared to 1997. Such decrease is attributed to a decrease in corporate overhead (7.8%) and a decrease due to the closing of one of the Company's stores (2.5%), offset by an increase in comparable store expenses (0.2%). SG&A expenses, as a percentage of net sales, decreased from 42% in 1997 to 40% in 1998 primarily due to such overhead reductions.

     During 1998, the Company's primary suppliers initiated steps to help protect the retail marketplace from certain low cost retailers of music. These steps included not disbursing cooperative advertising funds to retailers which engage in low cost selling practices in violation of the minimum advertised pricing policies of such suppliers. Management believes that such initiatives, in combination with the other factors mentioned immediately below, helped the Company to restore itself to a more competitive position. Another factor which had a positive effect on the Company's performance is the increase in gross profit percentage. Also, the Company's Chapter 11 Plan of Reorganization was confirmed during the last quarter of 1997. The benefits of the reorganization included the termination of the leases associated with the six unprofitable stores which were closed during 1996, the closing of the Company's former headquarters and warehouse, and the termination of other unprofitable business arrangements. Other competitive advantages over certain competitors include a large selection of inventory, convenient store locations, a high level of customer service and the widely recognized "Peaches" name.

Liquidity and Capital Resources

Cash generated from operations and cash equivalents are the Company's primary source of liquidity. Management anticipates that the cash generated from operations, cash equivalents on hand and financing will provide sufficient liquidity to maintain adequate working capital for operations.

At April 1, 2000, the Company had long-term obligations of $415,525. Management anticipates that its ability to repay its long-term obligations will be satisfied primarily through funds generated from its operations or from possible financing.

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

The Company has from time to time received from its parent, URT, loans and other financial assistance (See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS).

Recent Accounting Pronouncements

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". SAB 101 provides guidance for revenue recognition under certain circumstances. It is effective during fiscal year 2001. Management is reviewing the effect, if any, of SAB 101 on the Company's results of operations, financial position and cash flows.

In June 1998, the Financial Accounting Standards Board, or FASB, issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". FAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities . It requires the Company to measure all derivatives at fair value and to recognize them on the balance sheet as an asset or liability, depending on the Company's rights or obligations under the applicable derivative contract. In July 1999, the FASB issued FAS No. 137, which deferred the effective date of adoption of FAS 133 for one more year. The Company does not currently own any derivative instruments and does not anticipate that FAS 133 will have any effect on its results of operations, financial position or cash flows.

In March 1998, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 requires all costs related to the development of internally used software, other than those incurred during the application development stage, to be expensed as incurred. Costs incurred during the application development stage are required to be capitalized and amortized over the estimated useful life of the software. SOP 98-1 was adopted by the Company during fiscal 2000 and did not have a material effect on the Company's financial position or results of operations.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company owns no derivative financial instruments or derivative commodity instruments. The Company's exposure to changes in interest rates is limited to cash, cash equivalents, investments and long term debt. Changes in interest rates by 10% would not have a material impact on the company's financial condition or results of operations.

Item 8. FINANCIAL STATEMENTS


                        PEACHES ENTERTAINMENT CORPORATION


                                TABLE OF CONTENTS

                                                                                                         PAGE
REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                                                  F-1 to F-2


FINANCIAL STATEMENTS

   Balance Sheets as of April 1, 2000 and April 3, 1999                                                  F-3

   Statements of Operations for Each of the Years in the Three-Year Period Ended April 1, 2000           F-4

   Statements of Shareholders' Equity for Each of the Years in the Three-Year Period Ended
      April 1, 2000                                                                                      F-5

   Statements of Cash Flows for Each of the Years in the Three-Year Period Ended
      April 1, 2000                                                                                      F-6

   Notes to Financial Statements                                                                     F-7 to F-17

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Directors and Shareholders
Peaches Entertainment Corporation
Hallandale, Florida


We  have  audited  the  accompanying  balance  sheet  of  Peaches  Entertainment
Corporation (the Company) as of April 1, 2000, and the related statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Peaches Entertainment Corporation as of April 1, 2000, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


                            RACHLIN COHEN & HOLTZ LLP


Miami, Florida
June 12, 2000, except for Note 8, as to which date is September 14, 2000

                          INDEPENDENT AUDITORS' REPORT


Directors and Shareholders
Peaches Entertainment Corporation
Hallandale, Florida


We have audited the accompanying balance sheet of Peaches Entertainment Corporation (the "Company") as of April 3, 1999, and the related statements of operations, shareholders' equity and cash flows for each of the years in the two-year period ended April 3, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Peaches Entertainment Corporation as of April 3, 1999, and the results of its operations and its cash flows for each of the years in the two-year period ended April 3, 1999 in conformity with generally accepted accounting principles.


                                    KPMG LLP

Fort Lauderdale, Florida
May 28, 1999

                        PEACHES ENTERTAINMENT CORPORATION

                                 BALANCE SHEETS

                         APRIL 1, 2000 AND APRIL 3, 1999


                                                                                     2000                  1999
                                                                                     ----                  ----
                                    ASSETS
Current Assets:
   Cash and cash equivalents                                                    $   733,697           $   615,665
   Inventories                                                                    2,058,373             2,309,600
   Prepaid expenses and other current assets                                        151,654               247,122
                                                                                -----------           -----------
         Total current assets                                                     2,943,724             3,172,387

Property and Equipment                                                            1,106,617             1,235,570
Other Assets                                                                        162,265               174,991
                                                                                -----------           -----------
         Total assets                                                           $ 4,212,606           $ 4,582,948
                                                                                ===========           ===========

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                             $ 2,116,659           $ 2,240,109
   Accrued liabilities                                                              616,038               680,193
   Note Payable to Parent                                                           275,000                    --
   Current portion of long-term obligations                                          54,234               108,280
   Current portion of Due to Parent                                                  15,185                15,185
                                                                                -----------           -----------
         Total current liabilities                                                3,077,116             3,043,767

Long-Term Obligations                                                               415,525               469,759
Due to Parent                                                                        30,370                45,555
Deferred Rent                                                                        58,279                63,030
                                                                                -----------           -----------
         Total liabilities                                                        3,581,290             3,622,111
                                                                                -----------           -----------

Commitments, Contingencies and Subsequent Events                                         --                    --

Shareholders' Equity:
   Preferred stock, $100 par value; 50,000 shares authorized;
      5,000 shares issued and outstanding                                           500,000               500,000
   Common stock, $.01 par value; 40,000,000 shares authorized;
      39,781,270 shares issued as of April 1, 2000 and April 3, 1999                397,813               397,813
   Additional paid-in capital                                                     1,979,190             2,039,190
   Accumulated deficit                                                           (2,245,687)           (1,976,166)
                                                                                -----------           -----------
         Total shareholders' equity                                                 631,316               960,837
                                                                                -----------           -----------
         Total liabilities and shareholders' equity                             $ 4,212,606           $ 4,582,948
                                                                                ===========           ===========

                       See notes to financial statements.

                        PEACHES ENTERTAINMENT CORPORATION

                            STATEMENTS OF OPERATIONS

       FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED APRIL 1, 2000


                                                                    2000                  1999                 1998
                                                                    ----                  ----                 ----
Net Sales                                                      $ 15,377,711          $ 17,480,467          $ 17,077,501
                                                               ------------          ------------          ------------

Costs and Expenses:
   Cost of sales                                                  8,940,342            10,361,351            10,501,123
   Selling, general and administrative expenses                   6,440,301             6,781,522             6,582,377
   Depreciation and amortization                                    232,994               304,344               270,191
                                                               ------------          ------------          ------------
                                                                 15,613,637            17,447,217            17,353,691
                                                               ------------          ------------          ------------

Income (Loss) from Operations                                      (235,926)               33,250              (276,190)
                                                               ------------          ------------          ------------

Other Income (Expense):
   Interest expense                                                 (56,564)             (135,765)             (219,148)
   Interest income                                                   22,969                12,929                27,129
                                                               ------------          ------------          ------------
                                                                    (33,595)             (122,836)             (192,019)
                                                               ------------          ------------          ------------

Loss Before Income Taxes                                           (269,521)              (89,586)             (468,209)

Provision for Income Taxes                                               --                    --                    --
                                                               ------------          ------------          ------------

Net Loss                                                       $   (269,521)         $    (89,586)         $   (468,209)
                                                               ============          ============          ============

Basic and Diluted Net Loss Per Common Share                    $         --          $         --          $      (0.01)
                                                               ============          ============          ============

                       See notes to financial statements.

                        PEACHES ENTERTAINMENT CORPORATION

                       STATEMENTS OF SHAREHOLDERS' EQUITY

       FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED APRIL 1, 2000


                                                                                                        Common Stock
                                             Preferred Stock               Common Stock                  Subscribed
                                             ---------------               ------------                  ----------
                                          Shares        Amount        Shares         Amount         Shares         Amount
                                          ------        ------        ------         ------         ------         ------
Balance, March 29, 1997                     5,000   $   500,000    19,889,120    $   198,892     20,000,000    $   350,000

Net Loss                                       --            --            --             --             --             --
Contributed Capital                            --            --    20,000,000        200,000    (20,000,000)      (350,000)
Payment of Preferred Stock Dividend
   to Parent ($12.00 per share)                --            --            --             --             --             --
Cancellation of Treasury Stock                 --            --      (107,850)        (1,079)            --             --
                                      -----------   -----------   -----------    -----------    -----------    -----------

Balance, March 28, 1998                     5,000       500,000    39,781,270        397,813             --             --

Net Loss                                       --            --            --             --             --             --
Contributed Capital                            --            --            --             --             --             --
Payment of Preferred Stock Dividend
   to Parent ($12.00 per share)                --            --            --             --             --             --
                                      -----------   -----------   -----------    -----------    -----------    -----------

Balance, April 3, 1999                      5,000       500,000    39,781,270        397,813             --             --

Net Loss                                       --            --            --             --             --             --
Payment of Preferred Stock Dividend
   to Parent ($12.00 per share)                --            --            --             --             --             --
                                      -----------   -----------   -----------    -----------    -----------    -----------

Balance, April 1, 2000                      5,000   $   500,000    39,781,270    $   397,813             --    $        --
                                      ===========   ===========   ===========    ===========    ===========    ===========

                                              Treasury Stock        Additional
                                              --------------          Paid-In      Accumulated
                                          Shares         Amount       Capital        Deficit           Total
                                          ------         ------       -------        -------           -----
Balance, March 29, 1997                  (107,850)   $   (19,780)   $ 1,284,471    $(1,399,670)   $   913,913

Net Loss                                       --             --             --       (468,209)      (468,209)
Contributed Capital                            --             --        524,719             --        374,719
Payment of Preferred Stock Dividend
   to Parent ($12.00 per share)                --             --        (60,000)            --        (60,000)
Cancellation of Treasury Stock            107,850         19,780             --        (18,701)            --
                                      -----------    -----------    -----------    -----------    -----------

Balance, March 28, 1998                        --             --      1,749,190     (1,886,580)       760,423

Net Loss                                       --             --             --        (89,586)       (89,586)
Contributed Capital                            --             --        350,000             --        350,000
Payment of Preferred Stock Dividend
   to Parent ($12.00 per share)                --             --        (60,000)            --        (60,000)
                                      -----------    -----------    -----------    -----------    -----------

Balance, April 3, 1999                         --             --      2,039,190     (1,976,166)       960,837

Net Loss                                       --             --             --       (269,521)      (269,521)
Payment of Preferred Stock Dividend
   to Parent ($12.00 per share)                --             --        (60,000)            --        (60,000)
                                      -----------    -----------    -----------    -----------    -----------

Balance, April 1, 2000                         --    $        --    $ 1,979,190    $(2,245,687)   $   631,316
                                      ===========    ===========    ===========    ===========    ===========

                       See notes to financial statements.

                        PEACHES ENTERTAINMENT CORPORATION

                            STATEMENTS OF CASH FLOWS

       FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED APRIL 1, 2000

                                                                                         2000              1999              1998
                                                                                         ----              ----              ----
Cash Flows from Operating Activities:
   Net loss                                                                         $  (269,521)      $   (89,586)      $  (468,209)
   Adjustments to reconcile net loss to net cash
      provided by operating activities:
         Depreciation and amortization                                                  232,994           304,344           270,191
         Changes in operating assets and liabilities:
            (Increase) decrease in:
               Inventories                                                              251,227           123,833           422,061
               Prepaid expenses and other current assets                                 95,468            61,297           (48,411)
               Other assets                                                              12,726             5,934           (22,163)
            Increase (decrease) in:
               Accounts payable                                                        (123,450)          225,435           642,805
               Accrued liabilities                                                      (64,155)         (142,477)         (133,335)
               Deferred rent                                                             (4,751)              196           (93,202)
                                                                                    -----------       -----------       -----------
                  Net cash provided by operating activities                             130,538           488,976           569,737
                                                                                    -----------       -----------       -----------

Cash Flows from Investing Activities:
   Purchase of property and equipment                                                  (104,041)         (190,182)         (180,192)
                                                                                    -----------       -----------       -----------
                  Net cash used in investing activities                                (104,041)         (190,182)         (180,192)
                                                                                    -----------       -----------       -----------

Cash Flows from Financing Activities:
   Payments on amounts due to Parent                                                    (15,185)           28,584            52,062
   Proceeds received from loans from Parent                                             275,000                --                --
   Repayment of long-term obligations                                                  (108,280)         (732,407)         (756,983)
   Dividends paid                                                                       (60,000)          (60,000)          (60,000)
                                                                                    -----------       -----------       -----------
                  Net cash provided by (used in) financing activities                    91,535          (763,823)         (764,921)
                                                                                    -----------       -----------       -----------

Net Increase (Decrease) in Cash and Cash Equivalents                                    118,032          (465,029)         (375,376)

Cash and Cash Equivalents, Beginning                                                    615,665         1,080,694         1,456,070
                                                                                    -----------       -----------       -----------

Cash and Cash Equivalents, Ending                                                   $   733,697       $   615,665       $ 1,080,694
                                                                                    ===========       ===========       ===========

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the period for interest                                         $    56,564       $   107,181       $   171,365
                                                                                    ===========       ===========       ===========

Supplemental Schedule of Non-Cash Operating and
   Investing Activities:
      In 1999 and 1998, the Parent forgave $350,000 and $374,719, respectively, of the due to Parent, which is reflected as a capital contribution in the accompanying financial statements.

                       See notes to financial statements.

                        PEACHES ENTERTAINMENT CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                 APRIL 1, 2000, APRIL 3, 1999 AND MARCH 28, 1998


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Business

          Peaches Entertainment Corporation (the Company) is engaged in the business of retailing prerecorded music, video and accessory items, principally in the Southeastern United States. The Company operates in a single-industry segment, the operation of a chain of retail entertainment stores. The Company is an 87.5% owned subsidiary of URT Industries, Inc. (the Parent).

     Fiscal Year

          The Company's fiscal year consists of 52 or 53 weeks ending on the Saturday closest to the end of March. The fiscal year ended April 1, 2000 consists of 52 weeks. The fiscal year ended April 3, 1999 consisted of 53 weeks. The fiscal year ended March 28, 1998 consisted of 52 weeks.

     Cash Equivalents

          The Company considers highly liquid investments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents at April 1, 2000. Cash equivalents totaled approximately $337,000 at April 3, 1999. The carrying amount approximates fair value because of the short-term maturity of these investments. The fair values are estimated based on quoted market prices for these or similar instruments.

     Inventories

          Inventories, which are comprised of compact discs, cassettes, digital video disks, videos and accessories, are stated at the lower of cost (principally average) including freight-in, or market.

     Property and Equipment

          Property and equipment are stated at cost and depreciated over their estimated useful lives ranging from 5 to 31.5 years using both straight-line and accelerated methods. The Company's policy is to retire assets from its accounts as they become fully depreciated.

     Advertising

          Advertising costs are charged to expense as incurred.

                        PEACHES ENTERTAINMENT CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Income Taxes

          The Company files a consolidated income tax return with its Parent. Any applicable tax charges or credits are allocated to the Company on a separate return basis. Provision is made for deferred income taxes, which result from certain items of income and expense being reported for tax purposes in periods different from those reported for financial reporting purposes. These items relate principally to the methods of accounting for store leases with future scheduled rent payment increases, inventory, and the utilization of different methods of depreciation for financial statement and income tax purposes.

          The Company accounts for income taxes under the provision of Statement of Financial Accounting Standards (SFAS) No. 109, which generally requires recognition of deferred tax liabilities and assets for the future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined on differences between the financial reporting and tax bases of assets and liabilities and are measured by applying enacted tax rates and laws for the taxable years in which those differences are expected to reverse. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided if it is more likely than not that the Company will not realize the benefits of a deferred tax asset.

     Use of Estimates

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

     Fair Value of Financial Instruments

          The fair value of the Company's long-term debt, note payable to Parent, and due to Parent is estimated by discounting the future cash flows for each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities, which approximates the carrying value.

     Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of

          The Company accounts for long-lived assets in accordance with the provision of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. This statement requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that

                        PEACHES ENTERTAINMENT CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (Continued)

          the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     Recent Accounting Pronouncements

          In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin, or SAB No. 101, "Revenue Recognition in Financial Statements". SAB 101 provides guidance for revenue recognition under certain circumstances. The staff accounting bulletin is effective during fiscal year 2001. SAB 101 is not expected to have an effect on the Company's consolidated results of operations, financial position and cash flows.

          In June 1998, the Financial Accounting Standards Board, or FASB, issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". FAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires us to measure all derivatives at fair value and to recognize them on the balance sheet as an asset or liability, depending on our rights or obligations under the applicable derivative contract. In July 1999, the FASB issued FAS No. 137 that deferred the effective date of adoption of FAS 133 for one more year. The Company currently has no derivative instruments or hedging activities.

          In March 1998, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 requires all costs related to the development of internally used software other than those incurred during the application development stage to be expensed as incurred. Costs incurred during the application development stage are required to be capitalized and amortized over the estimated useful life of the software. SOP 98-1 was adopted by the Company during the fiscal year 2000 and did not have a material effect on the Company's financial position or results of operations.

     Reclassifications

          Certain amounts in the 1999 and 1998 financial statements have been reclassified to conform to the 2000 presentation.

                        PEACHES ENTERTAINMENT CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


NOTE 2. LIQUIDITY

     As of April 1, 2000, the Company reflected shareholders' equity of approximately $631,000. Since 1993, the Company has incurred operating losses and has an accumulated deficit balance of approximately $2.2 million at April 1, 2000. Several factors, which have had a positive effect on the Company's performance, include the increase in gross profit percentage and reduction of certain expenses. The Company's ability to achieve sustained profitable operations is dependent on continuing to obtain products at competitive prices, restructuring operations to minimize cash expenditures, and successfully competing with larger retailers who have greater capital resources than the Company. Management believes that cash flow from operations or additional financing available from other sources will be sufficient to fund operations during the next fiscal year. There is no assurance that such events will occur or such financing will be available.


NOTE 3. BUSINESS AND CREDIT CONCENTRATIONS

     Competition

          The retail sale of prerecorded music and video products is highly competitive. The Company's share of the retail market in the Southeastern United States is not significant. The number of stores and types of competitors faced by the Company's stores has increased significantly, including non-mall discount stores, consumer electronics superstores and other mall-based music, video and book specialty retailers expanding into non-mall multimedia superstores of their own. The Company's stores operate in a retail environment in which many factors that are difficult to predict and outside the Company's control can have a significant impact on store and Company sales and profits. These factors include the timing and strength of new product offerings and technology, pricing strategies of competitors, openings and closings of competitors' stores, the Company's ability to continue to receive adequate product from its vendors on acceptable credit terms, effects of weather and overall economic conditions, including inflation, consumer confidence, spending habits and disposable income.

     Significant Vendors

          The Company purchased approximately 72 percent of its merchandise from five principal suppliers during each of the fiscal years ended April 1, 2000 and April 3, 1999, respectively. Purchases from given suppliers are, to a greater extent, determined by which of them is manufacturing or distributing the most popular prerecorded music products at a given time, as well as the credit and other terms on which such suppliers are willing to sell to the Company. The Company is not obligated to purchase merchandise from any supplier. However, if the Company were to lose one of its principal suppliers, it may have a material adverse effect on the Company's results of operations and financial position.

                        PEACHES ENTERTAINMENT CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


NOTE 3. BUSINESS AND CREDIT CONCENTRATIONS (Continued)

     Cash and Cash Equivalents

          The Company maintains deposits at financial institutions that, from time to time, may exceed federally insured limits. At April 1, 2000, the Company had deposits in excess of federally insured limits of approximately $390,000. The Company maintains its cash with high quality financial institutions, which the Company believes limits these risks.


NOTE 4. NET LOSS PER COMMON SHARE

     The Company follows the provisions of SFAS No. 128, Earnings Per Share, for computing and presenting earnings per common share. Basic and diluted net loss has been computed by dividing net loss, less preferred dividends, by the weighted average number of common shares outstanding during the period.

     Basic and diluted net loss per common share was calculated as follows:

                                                       2000               1999               1998
                                                       ----               ----               ----
          Basic and diluted:
             Net loss                            $   (269,521)      $    (89,586)      $   (468,209)
             Preferred dividends                      (60,000)           (60,000)           (60,000)
                                                 ------------       ------------       ------------
                                                 $   (329,521)      $   (149,586)      $   (528,209)
                                                 ============       ============       ============

             Weighted average shares               39,781,270         39,781,270         39,781,270
                                                 ============       ============       ============
             Net loss per common share           $         --       $         --       $      (0.01)
                                                 ============       ============       ============


NOTE 5. PROPERTY AND EQUIPMENT

                                                                          2000               1999
                                                                          ----               ----
          Land                                                      $    395,570        $   395,570
          Building                                                       538,093            538,093
          Leasehold improvements                                         502,268          1,166,518
          Furniture and equipment                                        597,019            645,577
          Building under capital lease                                   206,964            206,964
                                                                    ------------        -----------
                                                                       2,239,914          2,952,722
          Less accumulated depreciation and amortization               1,133,297          1,717,152
                                                                    ------------        -----------
                                                                    $  1,106,617        $ 1,235,570
                                                                    ============        ===========

     Depreciation expense attributable to the capital lease was approximately $10,300 for each of the years in the three-year period ended April 1, 2000.

                        PEACHES ENTERTAINMENT CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


NOTE 6. LONG-TERM OBLIGATIONS

                                                                                              2000         1999
                                                                                              ----         ----
          Capital lease obligation, due in monthly installments of $3,382
          including interest at 17.5%; final payment due March 2005.                       $ 134,622    $ 150,137

          Mortgage payable, due in monthly installments of $2,981, plus interest at prime  plus .5% (9.5% at April 1, 2000); collateralized  by the mortgaged  property with depreciated cost of approximately $355,000;
          final balloon payment of approximately $263,000 due September 2002.                335,137      370,912

          Settlement agreement with former officer/shareholder; due in monthly
          installments of $5,699; final payment paid January 2000.                                --       56,990
                                                                                           ---------    ---------
                                                                                             469,759      578,039
          Less current portion                                                                54,234      108,280
                                                                                           ---------    ---------
                                                                                           $ 415,525    $ 469,759
                                                                                           =========    =========

     The capital lease pertains to the building portion of property owned by one director and one former director. The rent expense on the land portion of this lease was approximately $97,000, $129,000 and $113,000, respectively, for each of the years in the three-year period ended April 1, 2000.

     The following represents the future minimum lease payments under the capital lease obligation:

         Fiscal year:
            2001                                                                                        $  40,584
            2002                                                                                           40,584
            2003                                                                                           40,584
            2004                                                                                           40,584
            2005                                                                                           40,584
                                                                                                        ---------
         Total minimum lease payments                                                                     202,920
         Less amount representing interest                                                                 68,298
                                                                                                        ---------
         Present value of minimum lease payments                                                        $ 134,622
                                                                                                        =========

     Maturities   of  long-term   obligations,   excluding   the  capital  lease
     obligation, are as follows:

         Fiscal year:
            2001                                                                                        $  35,775
            2002                                                                                           35,775
            2003                                                                                          263,587
                                                                                                        ---------
                                                                                                        $ 335,137
                                                                                                        =========

     The Company has a standby letter of credit of $81,000 available to a landlord. The standby letter of credit is fully collateralized by a certificate of deposit, which is included in other assets. In addition, one of the Company's banks is obligated to provide an irrevocable letter of credit of $150,000. No letters of credit were drawn upon as of April 1, 2000 and April 3, 1999.

                        PEACHES ENTERTAINMENT CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


NOTE 7. ACCRUED LIABILITIES
                                                             2000         1999
                                                             ----         ----

       Gift certificate and credit slip liability        $ 133,603    $ 156,818
       Payroll and related benefits                         41,970       42,670
       Sales and other taxes payable                       104,303      131,556
       Accrued overhead expenses                           121,559      223,741
       Other                                               214,603      125,408
                                                         ---------    ---------
                                                         $ 616,038    $ 680,193
                                                         =========    =========

NOTE 8. RELATED PARTY TRANSACTIONS

     Due to Parent

          In 1999, the Parent forgave $350,000, which represented the balance remaining on an original loan of $700,000 made to the Company in 1997. The forgiveness has been accounted for as an additional capital contribution by the Parent. The balance at April 1, 2000 represents the unpaid interest on the original loan with final payment due in fiscal year 2003.

     Note Payable to Parent

          In April 1999, the Parent loaned the Company $275,000. This loan is unsecured and is evidenced by a promissory note that bears no interest with an original due date of December 29, 1999. On or about September 14, 2000, the Parent and the Company entered into an agreement under which the following arrangements were agreed to: The Company will use its best efforts to obtain the approval of the holder of the first mortgage on its Mobile, Alabama property to a proposed arrangement under which the Company would transfer such Mobile, Alabama property to the Parent. The Parent would forgive the $275,000 debt owed by the Company to it pursuant to the April, 1999 loan, the Parent would be responsible for the amounts owed pursuant to the outstanding loan from the holder of such first mortgage in accordance with the same loan repayment schedule which is already in place with the Company. The Company would remain responsible for the amounts owed pursuant to the existing second and third mortgages to the Chairman of the Board and the Parent. The Parent would lease the Mobile, Alabama property to the Company for a period of ten years with a ten year renewal option at a rent of $90,000 per annum ($103,500 per annum during the renewal term, if any) and the Parent, upon satisfaction of certain conditions, would deed over to the Company a minority interest in such property. Such agreement further provides that if the approval of the holder of such first mortgage is not obtained by November 1, 2000, then the Parent and the Company shall not pursue such proposed arrangements between them, and the Parent will instead extend the date by which the April, 1999 loan must be repaid to September 1, 2001. In anticipation of the possible approval of the holder of such first mortgage the Parent and the Company have entered into a lease, which is expressly subject to such approval and the above described proposed engagements between the Parent and the Company, under which the Parent would lease the Mobile, Alabama property to the Company on the terms and conditions described above. Such arrangements were approved by the directors.

                        PEACHES ENTERTAINMENT CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


NOTE 8. RELATED PARTY TRANSACTIONS (Continued)

     Related Party Loan

          In May 2000, the Chairman of the Board, who is also an officer and director of the Company, loaned the Company $200,000. This loan, which bears interest at 12% and is due December 20, 2000, is evidenced by a promissory note and collateralized by a mortgage on property owned by the Company.


NOTE 9. COMMITMENTS AND CONTINGENCIES

     Leases

          The Company is a lessee under  various  operating  leases,  several of which provide for percentage rent. An insignificant amount of percentage rent was incurred during the years ended April 3, 1999 and March 28, 1998, respectively. There was no percentage rent incurred during the year ended April 1, 2000. Most of the leases contain renewal options.

          The aggregate minimum rental commitments at April 1, 2000 under all non-cancelable operating leases, which have various expiration dates through 2017, are approximately as follows:

             2001                                 $1,097,000
             2002                                    772,000
             2003                                    697,000
             2004                                    537,000
             2005                                    360,000
             Thereafter                            2,697,000
                                                  ----------
                                                  $6,160,000
                                                  ==========

          Rental expense under non-cancelable operating leases, included in selling, general and administrative expenses in the accompanying statements of operations, amounted to approximately $1,320,000, $1,380,000 and $1,160,000, respectively, for each of the years in the three-year period ended April 1, 2000.

          Rental expense on a store owned by one director and his relative was approximately $174,000, $164,000 and $131,000, respectively, for each of the years in the three-year period ended April 1, 2000.

     Legal Matters

          In February 2000, the Company amicably resolved a lawsuit with one of its landlords which had been commenced in the Circuit Court in the Ninth Judicial Circuit of Orange County, Florida, about representations made by the landlord to the Company concerning the shopping center in which one of the Orlando stores is located.

                        PEACHES ENTERTAINMENT CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


NOTE 9. COMMITMENTS AND CONTINGENCIES (Continued)

     Legal Matters (Continued)

          In addition, the Company is a party to various other claims, legal actions and complaints arising in the ordinary course of its business. In the opinion of management, all such matters are without merit or involve such amounts that an unfavorable disposition would not have a material adverse effect on the financial position or results of operations of the Company.

     Management Agreements

          During the 2000 fiscal year, as in the prior fiscal year, there were three agreements in place pertaining to the management of the Company. Two of such agreements were between the Company and the Parent and the third was between the Parent and the Parent's Chairman, President and Chief Executive Officer. Pursuant to such agreements (hereinafter collectively referred to as the "Management Agreements"), the following arrangements were in effect: the Parent was required to provide to the Company during such period the services of the Parent's Chairman, President and Chief Executive Officer; the Company was required to pay the executive's compensation during such period, so long as he continued to provide such services; the amount so paid by the Company pursuant to such arrangements was credited against the amount payable by the Parent pursuant to the employment agreement in effect and the Parent and the Company were required to continue to equitably apportion taxes so long as they continue to file a consolidated federal return.

          The Management Agreements expired on March 31, 2000, but have been extended on a month-to-month basis during the current fiscal year pending the negotiation and preparation of proposed replacement agreements. Such extension has been on the same terms as the Management Agreements, except that the compensation payable by the Company has been reduced during the period of such negotiations.


NOTE 10. SHAREHOLDERS' EQUITY

     For each of the years in the three-year period ended April 1, 2000, the Company had 2,500 shares of $100 par, 11%, Series A Cumulative Preferred Stock and 2,500 shares of $100 par, 13%, Series B Cumulative Preferred Stock authorized, issued and outstanding. The Parent is the owner of all outstanding shares of Preferred Stock. The Company can issue up to 50,000 shares of preferred stock, and the directors have the authority to issue such shares in one or more additional series. Each share of Series A and Series B Cumulative Preferred Stock is entitled to one vote and has the same voting powers as the common stock, except that all matters on which the vote of shareholders is required must, in order to be approved, receive the requisite vote of either (i) both the Series A and Series B, voting as separate classes or (ii) the common stock and either the Series A or Series B, voting as separate classes. The liquidating value for both the Series A and Series B shares is par value plus all accrued and unpaid dividends.

                        PEACHES ENTERTAINMENT CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


NOTE 11. INCOME TAXES

                                            2000          1999         1998
                                            ----          ----         ----
           Current:
             Federal                        $ --          $ --         $ --
             State                            --            --           --
                                            ----          ----         ----
                                              --            --           --
                                            ----          ----         ----

          Deferred:
             Federal                          --            --           --
             State                            --            --           --
                                            ----          ----         ----
                                            $ --          $ --         $ --
                                            ====          ====         ====

     Differences between the income tax provision and the amount computed by applying the statutory federal income tax rate of 34% to pretax loss were as follows:

                                                                               2000             1999              1998
                                                                               ----             ----              ----
          Income tax benefit at applicable statutory tax
             rate of loss before income taxes                             $   (92,000)      $   (30,500)      $  (159,000)

          Add:
             State income tax benefit, net of federal benefit                 (15,000)           (2,500)          (16,000)
             Change in valuation allowance                                    246,000           119,000           126,000
             Adjustments to net operating loss carryovers
                and other deferred tax assets                                (177,000)         (102,000)           23,000
             Other                                                             38,000            16,000            26,000
                                                                          -----------       -----------       -----------
          Income tax provision for the year                               $        --       $        --       $        --
                                                                          ===========       ===========       ===========

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at April 1, 2000 and April 3, 1999, are presented below:

                                                                                                2000               1999
                                                                                                ----               ----
          Deferred tax assets:
             Inventories, principally due to additional costs
                capitalized for tax purposes                                                $    61,000       $    64,000
             Property and equipment, net, principally due to
                differences in depreciation                                                     298,000           280,000
             Accrued rent, principally due to accrual for
                financial reporting purposes                                                     44,000            25,000
             NOL carryforward                                                                 1,952,000         1,692,000
             Accrued expenses                                                                     7,000            48,000
             Other                                                                               30,000            37,000
                                                                                            -----------       -----------
                   Total gross deferred tax assets                                            2,392,000         2,146,000
                   Less valuation allowance                                                  (2,392,000)       (2,146,000)
                                                                                            -----------       -----------
                      Net deferred tax assets                                               $        --       $        --
                                                                                            ===========       ===========

     At April 1, 2000, the Company has a net operating loss carryforward for federal income tax purposes of approximately $4,500,000 which is available to offset future federal taxable income, if any, through 2014.

                        PEACHES ENTERTAINMENT CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


NOTE 11. INCOME TAXES (Continued)

     A valuation allowance is provided to reduce deferred tax assets to a level which, more likely than not, will be realized. The net deferred assets reflect management's estimate of the amount which will be realized from future profitability, which can be predicted with reasonable certainty. The valuation allowance for deferred tax assets as of April 1, 2000 and April 3, 1999 was $2,392,000 and $2,146,000, respectively. The net change in the total valuation allowance for the years ended April 1, 2000 and April 3, 1999 was an increase of approximately $246,000 and $119,000, respectively.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     In March, 2000, PEC selected Rachlin Cohen & Holtz LLP ("RCH") to replace KPMG LLP ("KPMG") as its independent public accountants. The decision to change auditors was approved by resolution of the full board of directors.

     There were no disagreements with KPMG, during either of the two most recent fiscal years, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG, would have caused KPMG to make reference to the subject matter of the disagreements in connection with its audit report with respect to financial statements of PEC and there was no disagreement or difference of opinion with KPMG regarding any "reportable event," as that term is defined in Item 304(a)(1)(v) of Regulation S-K. KPMG's report on the financial statements of PEC for each of the past two fiscal years did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

     Neither PEC nor anyone on behalf of PEC consulted RCH, during either of the two most recent fiscal years, regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the financial statements of PEC or any matter that was either the subject of a disagreement, within the meaning of
Item 304(a)(1)(iv) of Regulation S-K, or any reportable event, as that term is defined in Item 304 (a)(1)(v) of Regulation S-K.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     As of the date of this filing, the directors and executive officers of PEC are:

           Name                 Position                                  Age
           ----                 --------                                  ---
        Allan Wolk     Chairman of the Board,
                        President (Chief Executive
                        Officer),  Director                               62

        Brian Wolk     Executive Vice-President, Chief Legal              35
                        Officer, General Manager-Store
                        Operations and Merchandising, Director

        Jason Wolk     Executive Vice-President, Chief Financial Officer
                        (Principal Financial and Accounting Officer), General Manager-Internet Operations,
                        Treasurer, Director                               33

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

     Jason Wolk, a certified public accountant, has been employed by PEC in various capacities and at various times since 1983 and has been employed by it, full time, since 1994. He is a son of Allan Wolk. Prior to his full time employment by PEC, he had been employed by KPMG Peat Marwick LLP, an international accounting and consulting firm. He has been a director of PEC and URT since 1994 and a vice-president and the secretary of both companies since June, 1995. He was appointed Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer) of both companies in September, 1995, and was appointed Executive Vice-President of both companies in March, 1996.

     The term of office of each director continues until the next annual meeting of the stockholders and until his or her successor is elected. Allan Wolk has an employment agreement with URT. Under the management agreements referred to above, PEC has the right to use the services of Mr. Wolk (See
"BUSINESS-Intercorporate Agreements").

Item 11. EXECUTIVE COMPENSATION

     The following table sets forth compensation paid or accrued by PEC for services rendered in all capacities to it during the 2000 fiscal year and the two prior fiscal years to (i) PEC's chief executive officer ("CEO") and (ii) each of the other most highly compensated executive officers of PEC whose cash compensation exceeded $100,000 and who served as executive officers during the 2000 fiscal year:

Summary Compensation Table

               Annual Compensation                                 Long Term Compensation
               -------------------                                 ----------------------
                                                                  Awards             Payouts
                                                                  ------             -------

                                                                                             Long
                                                                                             Term
                                                                                             Incen.
                                            Other              Restricted    Options/Stock   Plan           All
Name and      Fiscal   Salary((1))  Bonus   Annual             stock         App.            Pay-outs       Other
position       Year    ($)           ($)    Compensation ($)   award(s)($)   Rights (#)      ($)            Compensation($)
-----------    ----    ---           ---    ----------------   -----------   ----------      ------------   ---------------
Allan Wolk,    2000    248,000       -0-    -0-                -0-           -0-             -0-            -0-
Chairman,      1999    250,000       -0-    -0-                -0            -0-             -0-            -0-
Pres. & CEO    1998    375,000       -0-    -0-                -0-           -0-             -0-            -0-

----------

(1) Mr. Wolk is an employee of URT. PEC receives the services of Mr. Wolk under the Management Agreements described above. Pursuant to such agreements, PEC is required to pay a salary to Mr. Wolk, and the amount so paid by PEC to Mr. Wolk is credited against the amount payable by URT to Mr. Wolk pursuant to the employment agreement between them (See "BUSINESS- Management Agreements").

Employment Contracts

     There are no employment contracts or severance agreements in place between PEC and any of its executive officers. However, pursuant to the arrangements described above, PEC is entitled to the services of Allan Wolk, its Chairman, President and Chief Executive Officer, and PEC is obligated to pay a salary to him.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of June 1, 2000, URT and its directors and officers owned approximately 94% of the issued and outstanding shares of the PEC common stock, and URT owned all of PEC's issued and outstanding shares of Series A and Series B preferred stock. All of such shares of PEC stock are owned directly with voting and investment power.

     The following table contains information concerning the number of shares of each class of URT's common stock which was owned by each person who, as of June 1, 2000, owned, beneficially, more than 5% thereof, and the number of shares of each class of such stock owned beneficially, directly or indirectly, by each executive officer and director and by all directors and executive officers as a group on such date:

                                                 Amount & Nature
                                                   of Beneficial        Percent
Title of Class          Name                         Ownership          of Class
--------------          ----                     ----------------       --------
Class A Common          Executive Officers
Stock, par value        and Directors
$.01 per share
                        Allan Wolk               3,194,186(1)            29.4%
                        Allan Wolk and
                        Lawrence Strauss,
                        as Trustees                 33,072(2)             *

                        Brian Wolk                  12,980(3)             *

                        Jason Wolk                  17,480(3)             *

                        All officers and
                        directors as a
                        group (3 persons)        3,257,718               30.0%

                        Other

                        Scorpio Music, Inc.
                        P. O. Box A
                        Trenton, N.J. 08691      1,195,550(4)            11.0%

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

Stock, par value        and Directors
$.01 per share
                        Allan Wolk                  786,654(5)           58.4%
                                                 ----------------
                        All officers and
                        directors as a group
                        (1 person)                  786,654              58.4%

*Less than one percent.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     As a result of their purchase in 1983 from an unaffiliated third party seller, Allan Wolk and his brother, Sheffield Wolk, a former director of PEC, are the owners of the land and building on which the PEC store in Fort Lauderdale, Florida is located. Such property was and continues to be subject to a lease with PEC as tenant, which had been negotiated by the prior owner. In September 1998, PEC entered in an addendum to lease with Allan Wolk and Sheffield Wolk under which the following lease changes were agreed to: the expiration date of such lease was extended for a period of five years, until March 31, 2008, at an increased rental rate during such five year period; PEC obtained an option to renew the lease for up to two successive five-year renewal terms (until March 31, 2018), at further increased rental rates, if such options are exercised; and the repair and fire insurance provisions were modified. The lease addendum was approved by the directors who had no direct personal interest in the transaction. In the opinion of management, the terms were as reasonable as those which could have been obtained from unaffiliated third parties.

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

     In April, 2000, PEC's landlord, Allan Wolk and Sheffield Wolk, agreed with PEC to extend the above-described Orlando, Florida lease to March 31, 2010, to reduce the rent payable under the lease to $145,000 per year from April 1, 2000 through such revised expiration date, and to grant PEC the option to re-new the lease for up to two successive five-year periods at a reduced rent of $152,250 per annum during the first five-year period and at a reduced rent of $159,862 per annum during the second five-year period. Such arrangements were approved by the directors (Allan Wolk abstaining).

     In April, 1989, PEC's board of directors authorized PEC to enter into agreements with

----------

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

     In order to enable PEC to effect its Chapter 11 Plan of Reorganization in February, 1997, URT, in exchange for the issuance to it of 20,000,000 shares of PEC's authorized common stock (including 218,730 treasury shares), took the following steps: contributed $350,000 to the capital of PEC; waived an aggregate of $75,000 of dividends payable by PEC to URT with respect to the period running from January 1, 1996 to March 31, 1997; loaned $700,000 to PEC; and agreed that, subject to the terms of the Plan of Reorganization, it would guarantee the approximately $1,284,000 then payable to PEC's principal suppliers. In order to facilitate the issuance of such shares to URT, URT also waived its right to convert to common stock the Series A preferred stock of PEC which is owned by URT. PEC agreed to reimburse to URT any amounts for which URT might become liable pursuant to such guaranty on the part of URT. The loan from URT and the agreement to reimburse URT for any guaranty- related liabilities were secured by a mortgage on PEC's Mobile, Alabama store.

     On or about November 29, 1997, URT, in order to further strengthen PEC's financial condition, agreed to forgive repayment of one-half of the $700,000 which was loaned by URT to PEC, together with the interest then accrued on the $350,000 so forgiven. On or about March 31, 1999, URT, in order to further strengthen PEC's financial condition, agreed to forgive the remaining $350,000 principal balance, excluding interest. Such interest is payable at the prime rate charged by Chase Manhattan Bank, N.A.

     On or about September 15, 1998, URT loaned the sum of $150,000 to PEC. Such amounts were repaid by PEC to URT on or about December 24, 1998. On or about April 20, 1999, URT loaned the sum of $275,000 to PEC (the "April, 1999 loan"). Such amounts had been required to be repaid on or before December 29, 1999. On or about August 1, 2000, URT and PEC entered into an agreement under which the following arrangements were agreed to: PEC will use its best efforts to obtain the approval of the holder of the first mortgage on its Mobile, Alabama property to a proposed arrangement under which PEC would transfer such Mobile, Alabama property to URT, URT would forgive the $275,000 debt owed by PEC to it pursuant to the April, 1999 loan, URT would be responsible for the amounts owed pursuant to the outstanding loan from the holder of such first mortgage in accordance with the same loan repayment schedule which is already in place with PEC, PEC would remain responsible for the amounts owed pursuant to the existing second and third mortgages to Allan Wolk and URT, URT would lease the Mobile, Alabama property to PEC for a period of ten years with a ten year renewal option at a rent of $90,000 per annum ($103,500 per annum during the renewal term, if any) and URT, upon satisfaction of certain conditions, would deed over to Peaches a minority interest in such property. As revised on October 30, 2000, such agreement further provides that if the approval of the holder of such first mortgage is not obtained by December 1, 2000, then URT and PEC shall not pursue such proposed arrangements between them, and URT will instead extend the date by which the April, 1999 loan must be repaid to September 1, 2001. In anticipation of the possible approval of the holder of such first mortgage URT and PEC have entered into a lease, which is expressly subject to such approval and the above described proposed arrangements between URT and PEC, under which URT would lease the Mobile, Alabama property to PEC on the terms and conditions described above. Such arrangements were approved by the directors.

     On or about May 11, 2000, URT's Chairman, Allan Wolk, loaned the sum of $200,000 to PEC. Such loan is required to be repaid by PEC by no later than December 20, 2000 with interest at the rate of 12% per annum. As security for such loan, PEC agreed to provide a mortgage on its Mobile, Alabama store, and URT, as an inducement to the loan of such funds on such terms, agreed to subordinate its second mortgage with respect to such store to the mortgage so granted to Mr. Wolk. Such arrangements were approved by the directors (Allan Wolk abstaining).

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of this report.

                                                                          Page

          1.   Financial Statements

               Table of Contents                                          F-1

               Independent Auditors' Reports                              F-1

               Peaches Entertainment Corporation
               Financial Statements:

               Balance sheets as of April 1, 2000 and
               April 3, 1999                                              F-3

               Statements of operations for each of
               the years in the three year period
               ended April 1, 2000                                        F-4

               Statements of shareholders' equity for each of the
               years in the three year period ended April 1, 2000         F-5

               Statements  of cash flows for each of the years in
               the three year period ended April 1, 2000                  F-6

               Notes to financial statements.                             F-7

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

10.83 Promissory Note dated April 19, 1999 made by PEC to URT, as payee, incorporated by reference to Exhibit 10.15 of URT's 10-K Annual Report dated July 19, 1999.

10.84 Letter Agreement dated July 9, 1999 between URT and PEC pertaining to salary of Allan Wolk, incorporated by reference to Exhibit 10.16 of URT's 10-K Annual Report dated July 19, 1999.

10.85 Second Amendment to Lease dated April 1, 2000 between Allan Wolk and Sheffield Wolk, as landlord, and PEC, as tenant, pertaining to Orlando store.

10.86 Promissory Note dated May 11, 2000 from PEC in favor of Allan Wolk Individual Retirement Account Rollover.

10.87 Mortgage with Assignment of Rents, Security Agreement and Fixture Filing dated May 11, 2000 between PEC, as mortgagor, and Allan Wolk Individual Retirement Account Rollover, as mortgagee.

10.88 Subordination Agreement dated May 11, 2000 between PEC, URT and Allan Wolk Individual Retirement Account Rollover.

10.89 Letter Agreement dated August 1, 2000 between URT and PEC pertaining to Mobile, Alabama property and 1999 loan from URT to PEC.

10.90 Letter Agreement dated April 14, 2000 between URT and PEC pertaining to fiscal 2000 compensation payable by PEC to Allan Wolk.

10.91 Lease Agreement dated August 1, 2000 between URT and PEC pertaining to Mobile, Alabama property.

10.92 Letter Agreement dated October 30, 2000 between URT and PEC pertaining to extension of deadline in August 1, 2000 letter agreement.

27        Financial Data Schedule

          (b) Reports on Form 8-K

          A Form 8-K dated March 29, 2000 was filed by PEC on or about such date for the purpose of reporting on PEC's change of accountants.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PEACHES ENTERTAINMENT CORPORATION

                                            By: /s/ Allan Wolk
                                                ---------------------------
                                                Allan Wolk,
                                                Chairman of the Board

Dated: November 22, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               Title                                            Date

By: /s/ Allan Wolk                                       November 22, 2000
    -------------------------------
    Allan Wolk,
    Chairman of the Board ,
    President (Principal
    Executive Officer) and Director


By: /s/ Brian Wolk                                       November 22, 2000
    -------------------------------
    Brian Wolk, Executive
    Vice President, Chief Legal
    Officer and Director

By: /s/ Jason Wolk                                       November 22, 2000
    --------------------------------
    Jason Wolk, Executive
    Vice President, Chief Financial
    Officer (Principal Financial and
    Accounting Officer), Treasurer
    Secretary and Director